Form 10-Q
period 2012-06-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2012-11-15
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

JAVELIN MORTGAGE INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	001-35673	45-5517523
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3001 Ocean Drive, Suite 201, Vero Beach, FL  32963
(Address of principal executive offices)(zip code)

(772) 617-4340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☐  NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.504 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES   ☒   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐           Accelerated filer ☐           Non-accelerated filer  ☒           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO ☒

The number of outstanding shares of the Registrant’s common stock as of November 13, 2012 was 7,500,050.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAVELIN Mortgage Investment Corp.
BALANCE SHEET
(Unaudited)

Assets	June 30, 2012
Cash	$1,000
Total Assets	$1,000

Stockholders’ Equity
Commitments and contingencies	$-
Stockholders’ Equity:
Common Stock, $0.001 par value, 1,000 shares authorized and 50 shares issued and outstanding at June 30, 2012	$1
Additional paid-in capital	999
Total Stockholders’ Equity	$1,000

The accompanying notes to balance sheet are an integral part of this balance sheet.

JAVELIN Mortgage Investment Corp.
STATEMENTS OF OPERATIONS
(Unaudited)

For the Period From June 21 Through June 30, 2012
Interest Income:
Interest Income	$-
Interest Expense:
Interest Expense	-
Net interest income	-
Expenses:
Other	-
Total expenses	-
Net Income (loss) before taxes	-
Income tax (expense) benefit	-
Net Loss	$-
Net loss per basic and diluted Common share	$-
Dividends per common share	$-
Weighted average basic and diluted common shares outstanding	50

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

For the Period From June 21 Through June 30, 2012
Net Loss	$-
Other comprehensive income :
Reclassification adjustment for realized gain on sale of Agency Securities	-
Net unrealized gain on available for sale securities	-
Other comprehensive income	-
Comprehensive Loss	$-

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Par Amount	Capital	Deficit	Income	Total
Balance, June 21, 2012	-	$-	$-	$-	$-	$-
Common dividends declared	-	-	-	-	-	-
Issuance of common stock, net	50	1	999	-	-	1,000
Net income	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-
Balance, June 30, 2012	50	$1	$999	$-	$-	$1,000

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENT OF CASH FLOWS
(Unaudited)

For the Period From June 21 Through June 30, 2012
Cash Flows From Operating Activities:
Net loss	$-
Changes in operating assets and liabilities	-
Net cash used in operating activities	-
Cash Flows From Investing Activities:
Net cash used in investing activities	-
Cash Flows From Financing Activities:
Initial capital contribution	1,000
Net cash provided by financing activities	1,000
Net increase in cash	1,000
Cash - beginning of period	-
Cash - end of period	$1,000

See notes to financial statements

JAVELIN Mortgage Investment Corp.
Notes to Balance Sheet
June 30, 2012
(Unaudited)

Note 1 - Organization

References to “we,” “us,” “our,” “JAVELIN” or the “Company” are to JAVELIN Mortgage Investment Corp. References to “Manager” or “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company and the external manager of JAVELIN.

We were organized in the state of Maryland on June 18, 2012.  On June 21, 2012, an initial capital contribution of $1,000 was made and we issued 50 shares of common stock. Under our charter, as of June 30, 2012, we are authorized to issue up to 1,000 shares of common stock, par value $0.001 per share.  As of June 30, 2012, we have not commenced operations.  We have selected December 31 as our fiscal year-end.

See Note 3, “Subsequent events” for a description of our initial public offering of common stock (the “IPO”) and concurrent private placement of common stock (the “Private Placement”).

We will be externally managed by ARRM, an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT, which invests in and manages a leveraged portfolio of hybrid adjustable rate, adjustable rate and fixed rate Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

We will be subject to the risks involved with real estate and real estate-related debt instruments.  These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels and the availability of financing.  We intend to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended, commencing with our taxable period ending December 31, 2012.  As a REIT, we will generally not be subject to corporate income taxes on taxable income distributed to stockholders.  In order to maintain our tax status as a REIT, we plan to distribute at least 90% of our net taxable income to our stockholders.

Note 2 - Significant accounting policies

Use of estimates

The preparation of the balance sheet in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Cash

Cash includes non-interest bearing non-restricted cash.

Organizational costs, underwriting commissions and offering costs

Staton Bell Blank Check LLC (“SBBC”), an entity affiliated with Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors (the “Board”), has agreed to pay all organizational costs incurred prior to the IPO. SBBC has also agreed to pay all underwriting commissions, any agent fees, as well as all other offering costs in connection with the IPO and the Private Placement.  We will not reimburse SBBC for such commissions, fees and costs.  Therefore, no such commissions, fees or costs will be borne by us.  As of June 30, 2012, organizational costs of $476 and underwriting commissions and offering costs of $51,992 were incurred.

Also, JAVELIN and ARRM entered into a sub-management agreement with SBBC as described in Note 3, “Subsequent events”.

JAVELIN Mortgage Investment Corp.
Notes to Balance Sheet
June 30, 2012
(Unaudited)

Note 3 - Subsequent events

On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1,000 shares to 250,000,000 shares and authorized 25,000,000 shares of preferred stock, par value $0.001 per share, for issuance. The registration statement for our IPO was declared effective on October 2, 2012. Our common stock commenced trading on the New York Stock Exchange under the symbol “JMI” and we consummated the IPO and Private Placement on October 5, 2012. We sold to the public 7,250,000 shares and sold to SBBC 250,000 shares of common stock at a price of $20.00 per share.. Net proceeds from the IPO and Private Placement totaled $150,000,000.  On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

On October 5, 2012, we entered into a management agreement with ARRM (the "Management Agreement") that governs the relationship between us and our Manager, ARRM, and describes the services to be provided by the Manager and the compensation we pay the Manager for those services. Pursuant to the Management Agreement, ARRM is entitled to receive a monthly management fee equal to 1/12th of (a) 1.5% of Gross Equity Raised (as defined below) up to $1 billion and (b) 1.0% of Gross Equity Raised in excess of $1 billion.  Pursuant to the Management Agreement, “Gross Equity Raised” is defined as an amount in dollars calculated as of the date of determination that is equal to (a) the initial equity capital of JAVELIN following the IPO and the Private Placement, plus (b) equity capital raised in public or private issuances of JAVELIN’s equity securities (calculated before underwriting fees and distribution expenses, if any are payable by us), less (c) capital returned to the stockholders of JAVELIN, as adjusted to exclude (d) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between the Manager and the Board and approved by a majority of the Board .

ARRM will be entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of the monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Under the terms of the Management Agreement, ARRM is responsible for the costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. We are responsible for any costs and expenses that ARRM incurs solely on our behalf other than the various expenses specified in the Management Agreement.

The Management Agreement has an initial term of five years.  Following the initial term, the Management Agreement will automatically renew for successive one-year renewal terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Additionally, on October 5, 2012, JAVELIN and ARRM entered into a sub-management agreement with SBBC (the "Sub-Management Agreement"). Pursuant to the Sub-Management Agreement, SBBC provides the following services to support ARRM's performance of services to us under the Management Agreement, in each case upon reasonable request by ARRM: (i) serving as a consultant to ARRM with respect to the periodic review of our investment guidelines; (ii) identifying for ARRM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ARRM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ARRM with respect to our stockholder and public relations matters; (v) advising and assisting ARRM with respect to our capital structure and capital raising; and (vi) advising ARRM on negotiating agreements relating to programs established by the U.S. government. In exchange for such services, ARRM pays SBBC a monthly retainer of $115,000  and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement we entered into with ARRM. The Sub-Management Agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ARRM the services described above in connection with ARRM’s management of ARMOUR.

On October 9, 2012, we commenced our operations.

On November 7, 2012, we announced a monthly dividend rate of $0.23 per outstanding common share of stock payable November 29, 2012 to holders of record on November 19, 2012 and payable December 28, 2012 to holders of record on December 14, 2012.

As of November 13, 2012, we have invested approximately $1.1 billion and $0.1 billion in Agency Securities and non-Agency Securities and incurred liabilities of approximately $1.1 billion under repurchase agreements.

As of November 13, 2012, we have interest rate swap contracts with an aggregate notional balance of $0.3 billion and have entered into interest rate swaptions with an aggregate notional balance of $0.1 billion.

Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” “JAVELIN” or the “Company” are to JAVELIN Mortgage Investment Corp. References to “Manager” or “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company and the external manager of JAVELIN.

Overview

We are a newly-organized Maryland corporation formed to invest in and manage a leveraged portfolio of residential mortgage-backed securities issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae), (collectively, “Agency Securities”), non-Agency Securities and other mortgage-related investments, which we refer to as our target assets. We will be externally managed by ARRM an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT, which invests in and manages a leveraged portfolio of hybrid adjustable rate, adjustable rate and fixed rate Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

As of June 30, 2012, we had not commenced operations. The discussion and analysis set forth below is as of June 30, 2012, unless indicated otherwise.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class.  We plan to earn returns on the spread between the yield on our target assets and our costs, including the cost of the funds we borrow, after giving effect to our hedges.  We plan to identify and acquire our target assets, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market.  Successful implementation of this approach requires us to address and effectively mitigate interest rate risk and maintain adequate liquidity.  We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, is diminished, which we expect will create attractive investment opportunities for us.

We intend to elect to qualify as a real estate investment trust ("REIT") for federal income tax purposes and will elect to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code") commencing with our taxable year ending December 31, 2012.  We generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our intended qualification as a REIT.  We also intend to operate our business in a manner that will permit us to maintain an exclusion from registration under the Investment Company Act of 1940 ("1940 Act").

Recent Developments

On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1,000 shares to 250,000,000 shares and authorized 25,000,000 shares of preferred stock, par value $0.001 per share, for issuance. The registration statement on Form S-11 (the "Registration Statement") for our initial public offering of common stock (the “IPO”) was filed with, and declared effective by the SEC on October 2, 2012. Our common stock commenced trading on the New York Stock Exchange under the symbol “JMI” and we consummated the IPO and concurrent private placement of common stock (the “Private Placement”) on October 5, 2012. We sold to the public 7,250,000 shares and sold to SBBC 250,000 shares of common stock at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150,000,000.  On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

On October 5, 2012, we entered into a management agreement with ARRM (the "Management Agreement") that governs the relationship between us and our Manager, ARRM, and describes the services to be provided by the Manager and the compensation we pay the Manager for those services. Pursuant to the Management Agreement, ARRM is entitled to receive a monthly management fee equal to 1/12th of (a) 1.5% of Gross Equity Raised (as defined below) up to $1 billion and (b) 1.0% of Gross Equity Raised in excess of $1 billion.  Pursuant to the Management Agreement, “Gross Equity Raised” is defined as an amount in dollars calculated as of the date of determination that is equal to (a) the initial equity capital of JAVELIN following the IPO and the Private Placement, plus (b) equity capital raised in public or private issuances of JAVELIN’s equity securities (calculated before underwriting fees and distribution expenses, if any are payable by us), less (c) capital returned to the stockholders of JAVELIN, as adjusted to exclude (d) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between the Manager and the board of directors (the “Board”) and approved by a majority of the Board.

ARRM will be entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of the monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Under the terms of the Management Agreement, ARRM is responsible for the costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. We  are responsible for any costs and expenses that ARRM incurs solely on our behalf other than the various expenses specified in the Management Agreement.

The Management Agreement has an initial term of five years.  Following the initial term, the Management Agreement will automatically renew for successive one-year renewal terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Additionally, on October 5, 2012, JAVELIN and ARRM entered into a sub-management agreement with SBBC (the "Sub-Management Agreement"). Pursuant to the Sub-Management Agreement, SBBC provides the following services to support ARRM's performance of services to us under the Management Agreement, in each case upon reasonable request by ARRM: (i) serving as a consultant to ARRM with respect to the periodic review of our investment guidelines; (ii) identifying for ARRM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ARRM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ARRM with respect to our stockholder and public relations matters; (v) advising and assisting ARRM with respect to our capital structure and capital raising; and (vi) advising ARRM on negotiating agreements relating to programs established by the U.S. government. In exchange for such services, ARRM pays SBBC a monthly retainer of $115,000  and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement we entered into with ARRM. The Sub-Management Agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ARRM the services described above in connection with ARRM’s management of ARMOUR.

On October 9, 2012, we commenced our operations.

On November 7, 2012, we announced a monthly dividend rate of $0.23 per outstanding common share of stock payable November 29, 2012 to holders of record on November 19, 2012 and payable December 28, 2012 to holders of record on December 14, 2012.

As of November 13, 2012, we have invested approximately $1.1 billion and $0.1 billion in Agency Securities and non-Agency Securities and incurred liabilities of approximately $1.1 billion under repurchase agreements.

As of November 13, 2012, we have interest rate swap contracts with an aggregate notional balance of $0.3 billion and have entered into interest rate swaptions with an aggregate notional balance of $0.1 billion.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition will be affected by various factors, many of which will be beyond our control, including, among other things, our net interest income, the market value of our target assets and the supply of and demand for such assets.  We intend to invest in financial assets and markets and recent events, such as those discussed below, may affect our business in ways that are difficult to predict. Our net interest income will likely vary primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We intend to invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to non-Agency Securities, non-prime mortgage loans and unrated equity tranches of collateralized mortgage-backed securities ("CMBS"). As such, we expect our investments will be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses.  We will also be exposed to changing credit spreads which could result in declines in the fair value of our investments.  We believe our Manager’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy will enable us to minimize our credit losses, our market value losses and financing costs. Prepayment rates, as reflected by the rate of principal pay downs, and interest rates will likely vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment rates on our target assets purchased at a premium increase, related purchase premium amortization will increase, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results will depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that for any period during which changes in the interest rates earned on our target assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. We anticipate that interest rate increases will tend to decrease our net interest income and the market value of our target assets and therefore, our book value.  Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

Prepayments on our target assets may be influenced by changes in market interest rates and a variety of economic and geographic policy decisions by regulators as well as other factors beyond our control.  Consequently prepayment rates cannot be predicted with certainty.  To the extent we can acquire our target assets at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield.  In periods of declining interest rates prepayments on our target assets will likely increase.  If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer.  The recent climate of government intervention in the housing finance markets significantly increases the risk associated with prepayments.

While we intend to use strategies to mitigate some of our interest rate risk, we do not intend to mitigate all of our exposure to changes in interest rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our portfolio.

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance.  These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our hedging activities; and

•	the REIT requirements, the requirements to qualify for an exemption under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager will be entitled to receive a management fee that is based on our Gross Equity Raised, regardless of the performance of our portfolio.  Accordingly, the payment of our management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business, see “Risk Factors” beginning on page 15 of our Registration Statement and in the risk factors set forth in Part II, Item 1A of this report.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past few years, the residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions, including loan defaults, credit losses and decreased liquidity.  These conditions have resulted in volatility in the value of the mortgage-related investments that we intend to purchase and an increase in the average collateral requirements under our repurchase agreements we expect to obtain.  While these markets have recovered significantly, further increased volatility and deterioration in the broader residential mortgage and residential mortgage-backed securities markets may adversely affect the performance and market value of our target assets.

The uncertainty in the U.S. interest rate markets in 2011 and 2012 has produced volatility and opportunities in the markets in which we intend to invest.  Early in 2011, optimism about an economic acceleration caused many economists to increase their U.S. Gross Domestic Product forecast, with some predicting a U.S. Federal Reserve tightening of monetary policy in early 2012.  However, the Federal Reserve’s Federal Open Market Committee (“FOMC”) noted in late January 2012 that despite some evidence of moderate expansion in the economy and improvement in overall labor conditions and an increase in household spending, the unemployment rate remained elevated, business fixed investment had slowed and the housing sector remained depressed.  Because of low rates of resource utilization and a subdued outlook for inflation, the FOMC said in its January meeting that it anticipated current economic conditions were likely to warrant exceptionally low levels for the Federal Funds Rate at least through late 2014.  In June 2012, the FOMC updated its assessment by noting that the economy was expanding moderately in 2012 with business fixed investment continuing to advance and inflation in decline.  However, the FOMC also cautioned that growth in employment had slowed in recent months, and the unemployment rate remained elevated.  Additionally, the FOMC noted household spending appeared to be rising at a somewhat slower pace than earlier in the year and despite some signs of improvement, the housing sector remained depressed.  As a result, the FOMC announced that it expected to maintain a highly accommodative stance for monetary policy and to continue to maintain exceptionally low levels for the Federal Funds Rate through 2014.  This environment and outlook has created strong demand for Agency Securities and has also reduced the costs of our financing and hedging.

On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S. Government’s credit rating downgrade and Fannie Mae’s and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

Developments at Fannie Mae and Freddie Mac

Payments on the Agency Securities in which we intend to invest will be guaranteed by Fannie Mae and Freddie Mac.  Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. Government due to the significant weakness of their financial condition.  It is unclear how and when Fannie Mae and Freddie Mac may be restructured by the U.S. Government and the impact that may have on our anticipated portfolio and continuing investment strategy.

In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions in 2008 aimed at stabilizing the financial markets in general and the mortgage market in particular.  These actions include the large-scale buying of mortgage-backed securities, significant equity infusions into banks and aggressive monetary policy.

In addition, the U.S. Federal Reserve initiated a program in 2008 to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  The U.S. Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally.  This purchase program was completed on March 31, 2010.  In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining Agency Securities with sales up to $10.0 billion per month, subject to market conditions.  We are unable to predict the timing or manner in which the U.S. Treasury or the Federal Reserve will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we intend to hold, our business, results of operations and financial condition.

In February 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools.  This action temporarily decreased the value of these securities until complete details of the programs and the timing were announced.  Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010.  Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010.  Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent.

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report entitled, “Reforming America’s Housing Finance Market” to the U.S. Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the U.S. Government’s involvement in the housing market.  It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators.  Without U.S. Government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Government Mortgage-Related Securities Market Intervention

The U.S. Federal Reserve’s program to purchase Agency Securities, which commenced in January 2009 and terminated on March 31, 2010, has had a significant impact on market prices for Agency Securities.  In total, $1.3 trillion of Agency Securities were purchased.  In addition, through the course of 2009, the U.S. Treasury purchased $250.0 billion of Agency Securities.  An effect of these purchases has been an increase in the prices of Agency Securities.  When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price.  However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment.  It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of Agency Securities and, therefore, yield and book value.  Due to the unpredictability in the markets for our target assets in particular and yield generating assets in general, there is no pattern that can be implied with any certainty.  In March 2011, the U.S. Treasury announced that it would begin the orderly wind down of its remaining Agency Securities with sales up to $10.0 billion per month, subject to market conditions.  It is unclear how these sales will affect market conditions and pricing.  On September 21, 2011, the U.S. Federal Reserve announced that it would begin reinvesting principal payments from its holdings of GSE debt and Agency Securities into Agency Securities.

In September 2012, the FOMC announced an open-ended program to purchase an additional $40 billion of Agency Securities per month until the unemployment rate, among other economic indicators, show signs of improvement. This program, which is popularly referred to as "QE3," when combined with the Federal Reserve's existing programs to extend its holdings' average maturity, and reinvest principal payments from its holdings of unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”) and Agency Securities into Agency Securities, is expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than the Federal Reserve had previously announced.

The Federal Reserve expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven Agency Securities prices to all-time highs, which have further compressed interest spreads, and removed the historical correlation between mortgage rates and U.S. Treasury or interest rate swaps. These factors have contributed to a challenging interest rate hedging environment.

Financial Regulatory Reform Bill and Other Government Activity

Certain programs initiated by the U.S. Government through the Federal Housing Administration and the Federal Deposit Insurance Corporation (“FDIC”) to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect.  The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency Securities could be that such holders would experience changes in the anticipated yields of their Agency Securities due to (i) increased prepayment rates and (ii) lower interest and principal payments.

In March 2009, the Home Affordable Modification Program (“HAMP”) was introduced to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  HAMP is designed to help at risk homeowners, both those who are in default and those who are at imminent risk of default, by providing the borrower with affordable and sustainable monthly payments.  In an effort to continue to provide meaningful solutions to the housing crisis, effective June 1, 2012, the Obama administration expanded the population of homeowners that may be eligible for HAMP.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry.  Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our company, and other banks and institutions which are important to our business model.  Certain notable rules are, among other things:

•
requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the U.S. Federal Reserve for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

•
applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•
limiting the U.S. Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the U.S. Federal Reserve;

•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;

•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;

•	providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation;

•	reforming regulation of credit rating agencies; and expanding the jurisdiction of the Commodity Futures Trading Commission to include most swaps.

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies.  As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations.  It is unclear how this legislation may impact the borrowing environment, investing environment for Agency Securities and non-Agency Securities and interest rate swaps as much of the bill’s implementation has not yet been defined by the regulators.

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institution, or Basel III.  Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019.  The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States by January 1, 2013.  It is unclear how the adoption of Basel III will affect our business at this time.

We intend to conduct our business in a manner such that we are not regulated as an investment company under the 1940 Act, pursuant to the exclusion provided by Section 3(c)(5)(C) for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the SEC issued a concept release pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act should continue to be allowed to rely on such exclusion.  If we do not qualify for this exclusion from registration as an investment company, or the SEC determines that companies that invest in Agency Securities are no longer able to rely on this exclusion, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the 1940 Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our stockholders.

In September 2011, the White House announced work on a major initiative to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance.  In October 2011, the Federal Housing Finance Agency (“FHFA”) announced changes to the Home Affordable Refinance Program, (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%.  However, this would only apply to mortgages guaranteed by the GSEs.  In addition, the expansion does not change the time period in which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009.  There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan.  The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates.  We do not expect this announcement to have a significant impact on our future results of operations.

On January 4, 2012, the U.S. Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider.  It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities and non-Agency Securities as the method of reform is undecided and has not yet been defined by the regulators.

On September 28, 2012 the United Kingdom Financial Services Authority (“FSA”) released the results of its review of the process for setting the London Interbank Offered Rate (“LIBOR”)  interest rate for various currencies and maturities (“Wheatley Review”). Some of our derivative positions use various maturities of U.S. dollar LIBOR. Our borrowings in the repurchase market have also historically tracked these LIBOR rates. The Wheatley Review found, among other things, that potential conflicts of interests coupled with insufficient oversight and accountability resulted in some reported LIBOR rates that did not reflect the true cost of inter-bank borrowings they were meant to represent.

The Wheatley Review also proposes a number of remedial actions, including:

•	New statutory authority for the FSA to supervise and regulate the LIBOR setting process.
•	Establishing a new independent oversight body to administer the LIBOR setting process.
•	Eliminating LIBOR rates for certain currencies and maturities where markets are not sufficiently deep and liquid.
•	Ceasing immediate reporting of rates submitted by individual participating banks.
•	Establishing controls to ensure that submitted rates represent actual transactions.

There can be no assurance whether or when the Wheatley Review recommendations will be implemented in whole or in part. Our derivatives and repurchase borrowings will be conducted in U.S. dollars for maturities with historically deep and liquid markets. However, there can be no assurance whether the implementation of any Wheatley Review recommendations would have a material impact on the future reported levels of LIBOR rates relevant to our future derivatives or repurchase borrowings.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates.  For example, interest rates have declined between September of 2007 and October of 2008.  Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.0% in October 2008.  In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%.  To date, the Federal Reserve has maintained that target range.  The 30-day LIBOR have generally benefited by this easing of monetary policy, although to a somewhat lesser extent.  Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results in the future since our cost of funds is largely dependent on short-term rates.

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds rate. We expect that our borrowings in the repurchase financing market will also likely closely track LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations), LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target Federal Funds Rate.  The difference between 30-day LIBOR and the Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows 30-day LIBOR as compared to the Effective Federal Funds rate for the quarterly periods presented:

	30-Day LIBOR	Effective Federal Funds Rate
June 30, 2012	0.25%	0.09%
March 31, 2012	0.24	0.09
December 31, 2011	0.30	0.04

Principal Repayment Rate

Our net income will be primarily a function of the difference between the yield on our target assets and the financing cost of acquiring these types of assets.  Since we intend to purchase Agency Securities at a premium to par, the main item that will affect the yield on these assets after they are purchased is the rate at which the borrowers of the mortgage loans underlying these assets repay the loan.  While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so.  Being able to accurately estimate and manage these prepayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of the related proceeds into new securities, the yields which those new securities may add to our portfolio, and our hedging strategy.  We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis. We expect that the majority of our non-Agency Securities will be purchased at a discount to par so elevated prepayment rates would be beneficial.

Derivative Instruments

We intend to mitigate as much of our interest rate risk as our Manager will deem prudent in light of market conditions and the associated costs.  No assurance can be given that our interest rate contracts will have the desired beneficial impact on our results of operations or financial condition.  We likely will not qualify for, and do not intend to elect hedge accounting treatment under the authoritative guidance.  We do not plan to have policies that contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to mitigate.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

•	available interest rate contracts may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the interest rate contracts may not match the duration of the related liability;

•	the party owing money on the interest rate contracts may default on its obligation to pay;

•	the credit quality of the party owing money on the interest rate contracts may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•
the value of interest rate contracts may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.  Downward adjustments, or “mark-to-market losses,” would reduce our net income.

Results of Operations

As of June 30, 2012, we have not commenced operations.  We will not build an investment portfolio until we have completed our IPO.  We are not aware of any material trends or uncertainties, other than economic conditions affecting mortgage loans, mortgage-backed securities and real estate, generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of real estate-related investments, other than those referred to in this Form 10-Q.

Liquidity and Capital Resources

Our primary sources of funds will be proceeds from our IPO and Private Placement, borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results.  Other sources of funds may include proceeds from future equity offerings, debt offerings and asset sales.  We intend to maintain liquidity to pay down borrowings under repurchase agreement financing to reduce borrowing costs and otherwise efficiently manage our long-term investment capital.  Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents that will be carried on the balance sheet will be significantly less important than our potential liquidity available under our borrowing arrangements.  We believe that we will have sufficient liquidity and capital resources available for the acquisition of investments, repayments on borrowings and the payment of cash dividends as required for qualification as a REIT.

Our intended primary uses of cash will be to purchase our target assets, pay interest and principal on our borrowings, fund our operations, and pay dividends.  Part of funding our operations will include providing cash margin to offset liability balances on our interest rate contracts.

We generally intend to seek to borrow (on a recourse basis) between six and ten times the amount of our stockholders’ equity in order to finance our Agency Securities and between one and three times the amount of our stockholders’ equity in order to finance our non-Agency Securities, although we will not be limited to that range.

We intend to pursue lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Contractual Obligations

As of June 30, 2012, we had no contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains.  Accordingly, we intend to pay monthly dividends to our stockholders.  Before we pay any dividend, whether for federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our repurchase agreements or other debt payable.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize corporate income tax and the nondeductible excise tax. However, REIT taxable income is calculated according to the requirements of the Code rather than GAAP which can cause differences between GAAP income reported by us and taxable income calculated to determine distribution requirements to stockholders.  These differences will be primarily due to non-taxable unrealized changes in the value of our future interest rate contracts and differences between GAAP and income tax methods of accounting for non-Agency Securities.  These differences may be large and can be either positive or negative variances from GAAP income.  In addition, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize corporate income tax and the nondeductible excise tax.

Effects of Margin Requirements, Leverage and Credit Spreads

Our target assets have values that fluctuate according to market conditions and, as discussed above, the market value of our target assets will decrease as prevailing interest rates or credit spreads increase.  When the value of the securities pledged to secure repurchase agreement financing decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut (weighted average margin requirement), lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call.  Under our expected repurchase agreement financing facilities, our lenders will have full discretion to determine the value of the target assets we pledge to them.  We expect that most of our lenders will value securities based on recent trades in the market.  Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled pay downs are announced monthly.

In order to manage effectively the margin requirements established by lenders, we intend to maintain a position of cash and unpledged securities.  We refer to this position as our liquidity.  The level of liquidity we will have available to meet margin calls will be directly affected by our future leverage levels, our haircuts and the price changes on our securities.  If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our future collateral (and our future unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our future liquidity to meet the margin calls.  There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.  If our haircuts increase, our liquidity will proportionately decrease.  In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

We intend to maintain a level of liquidity in relation to our target assets that will enable us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in our target assets.  We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

Critical Accounting Policies

Our financial statements will be prepared in conformity with GAAP.  In preparing the financial statements, management will be required to make various judgments, estimates and assumptions that affect the reported amounts.  Changes in these estimates and assumptions could have a material effect on our financial statements.  The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

Revenue Recognition

Agency Securities. Interest income will be accrued based on the unpaid principal amount of the target assets we purchase and their contractual terms.  Premiums and discounts associated with the purchase of our target assets will be amortized or accreted into interest income over the actual lives of the securities.

Non-Agency Securities. Non-Agency Securities will be carried at their estimated fair value and changes in those fair values will be recognized in earnings in the periods in which they occur. The portion of those changes in fair value recognized as interest income will be determined on an effective yield method based on estimates of future cash flows revised periodically.

Market Valuation of Agency Securities and Non-Agency Securities.  We intend to invest in target assets representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans.  The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities.  Management will determine the appropriate classifications of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date.  We intend to classify all of our securities as available for sale.  All assets that are classified as available for sale will be carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of stockholders’ equity.  We expect that the fair values for the Agency Securities and non-Agency Securities in our portfolios will be based on obtaining a valuation for each Agency Security and non-Agency Security from third-party pricing services and dealer quotes, as described below.  The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable.  The dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.  Below is a description of the processes we intend to use to value our portfolios of Agency Securities and non-Agency Securities.

Agency Securities. We intend to obtain pricing data from a third-party pricing service for each Agency Security and validate such data by obtaining pricing data from a second third-party pricing service.  If the difference between pricing data obtained for an Agency Security from the two third-party pricing services exceeds a certain threshold, or pricing data is unavailable from the third-party pricing services, we intend to obtain valuations from dealers who make markets in similar financial instruments.

Non-Agency Securities. We expect to obtain pricing data from third-party pricing services and dealers who make markets in similar financial instruments.  The fair values for our non-Agency Securities will be based on an averaging of the quotes of third-party pricing services and dealers who make markets in similar financial instruments.

We intend to review all pricing of Agency Securities and non-Agency Securities used to ensure that current market conditions are properly represented.  This review will include, but not be limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model.  We intend to classify values obtained from the third-party pricing service for similar instruments as Level 2 securities if the pricing methods used are consistent with the Level 2 definition.  If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, we intend to classify the security as a Level 2 security.  If neither is available, we intend to determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security.

Security purchase and sale transactions, including purchase of when issued securities, will be recorded on the trade date.  Gains or losses realized from the sale of securities will be included in income and will be determined using the specific identification method.

Impairment of Assets.   We will assess our target assets for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment will be designated as either “temporary” or “other than temporary.” In deciding on whether or not a security is other than temporarily impaired, we will use a two-step evaluation process.  First, we will determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not, whether it is more likely than not that we will be forced to sell the security prior to recovering its amortized cost basis.  If we determine that the answer to either of these questions is “yes” then the security will be considered other than temporarily impaired. In the case of non-Agency Securities, we also consider whether there have been adverse changes in the estimates of future cash flows.

Derivative Instruments.   We recognize all derivative instruments as either assets or liabilities at fair value on our condensed consolidated balance sheets. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivative activities as hedges for tax purposes and any unrealized gains or losses would not affect our distributable net taxable income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We will seek to manage our risks related to the credit quality of our target assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock.  While we will not seek to avoid risk completely, we believe that we will be able to quantify the risk and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate, Cap, and Mismatch Risk

We intend to invest in adjustable rate, hybrid and fixed rate mortgage-related investments.  Hybrid mortgages are adjustable rate mortgages, or ARMs, that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term.  However, we expect to finance these assets with repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset’s interest rate can change during any given period.  ARM securities are also typically subject to a minimum interest rate payable.  We do not expect that our borrowings will be subject to similar restrictions.  Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage-related assets could be limited.  This problem would be magnified to the extent we acquire target assets that are not fully indexed.  Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We intend to fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets.  Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.  We expect that most of our adjustable rate assets will be based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR.  These indices generally move in the same direction, but there can be no assurance that this will occur.

We expect that our ARM-related assets and borrowings will reset at various different dates for the specific asset or obligation.  We also expect that in general, the repricing of our debt obligations will occur more quickly than on our target assets.  Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

Further, our net income may vary somewhat as the spread between one-month interest rates, the typical term we expect to have for our repurchase agreements and six- and twelve-month interest rates, the typical reset term of adjustable rate target assets, varies.

Credit Risk

We intend to invest across the spectrum of mortgage-related investments, from Agency Securities to non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS.  As such, we expect our investments will be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses.  We will also be exposed to changing credit spreads which could result in declines in the fair value of our investments.  We believe our Manager’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy will enable us to minimize our credit losses and keep our market value losses and financing costs within reasonable bands.

Prepayment Risk

As we receive repayments of principal on our mortgage-backed securities investments from prepayments and scheduled payments on the underlying mortgage loans, premiums paid on such securities will be amortized against interest income and discounts will be accreted to interest income as realized.  We expect that premiums will arise when we acquire mortgage-backed securities investments at prices in excess of the principal balance of the mortgage loans underlying such target assets.  Conversely, discounts arise when we acquire our target assets at prices below the principal balance of the mortgage loans underlying such target assets.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of our target assets.  We will face the risk that the market value of our target assets will increase or decrease at different rates than that of our liabilities, including our derivative instruments.

We will primarily assess our interest rate risk by estimating the effective duration of our target assets and the effective duration of our liabilities and by estimating the time difference between the interest rate adjustment of our target assets and the interest rate adjustment of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change.  We generally estimate effective duration using various financial models and empirical data.  Different models and methodologies can produce different effective duration estimates for the same securities.

Market Value Risk

We expect all of our target assets to be classified as available for sale assets.  As such, they would be reflected at fair value (i.e., market value), with the periodic adjustment to fair value that is not considered to be an other than temporary impairment reflected as part of “accumulated other comprehensive income” and included in the equity section of our balance sheet.  The market value of our target assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity Agency Securities and non-Agency Securities with short-term debt.  The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable rate Agency Securities and non-Agency Securities.  Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from Agency Securities and non-Agency Securities.

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (each, a “Co-CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the quarter ended June 30, 2012.  Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period from June 18, 2012 (our incorporation) to June 30, 2012.  That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and our Manager are not currently subject to any legal proceedings, as required to be disclosed under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Registration Statement, except as set forth below.

There are conflicts of interest in our relationship with ARRM and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ARMOUR, ARRM and their affiliates. Each of our executive officers and certain of our non-independent directors is also an employee or affiliated with ARMOUR and ARRM and they will not be exclusively dedicated to our business. Each of Mr. Ulm and Mr. Zimmer is a Co-Managing Member of ARRM and owner of equity interests in ARMOUR.

In addition, Daniel C. Staton and Marc H. Bell, two of our directors, are principal owners of Staton Bell Blank Check LLC, our Sub-Manager, which, in consideration for services to be provided to ARRM under a sub-management agreement is entitled to receive a percentage of the net management fee earned by ARRM from us and ARMOUR. As a result, the Management Agreement with ARRM may create a conflict of interest and its terms, including fees payable to ARRM, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ARRM. ARRM maintains a contractual and fiduciary relationship with us. The Management Agreement with ARRM does not prevent ARRM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ARRM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ARRM and there is no guarantee that this allocation would be made in the best interest of our stockholders. We are not entitled to receive preferential treatment as compared with the treatment given by ARRM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ARRM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ARRM and its respective officers and employees to engage in other business activities, including their activities related to ARMOUR, may reduce the time spent managing our activities.

In the future, we may enter, or ARRM may cause us to enter, into additional transactions with ARRM or its affiliates. In particular, we may purchase, or ARRM may cause us to purchase, assets from ARRM or its affiliates or make co-purchases alongside ARRM or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of ARRM and/or its affiliates in obtaining favorable terms and conditions.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Our executive officers and the employees of ARRM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ARRM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also either an officer, employee or equity owner of ARMOUR and ARRM. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and the officers and employees of ARMOUR and our Manager that we will face in making investment decisions on behalf of JAVELIN. Accordingly, we will compete with both ARMOUR and ARRM, and their existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.

We cannot predict the impact of QE3 on the prices and liquidity of Agency Securities or other securities in which we invest, although the Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

On November 25, 2008, the Federal Reserve announced a program to purchase Agency Securities in the open market. The stated goal of this program was to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally. On March 18, 2009, this program was expanded to a target size of $1.25 trillion. The Federal Reserve completed this purchase program in March 2010. The Federal Reserve announced on November 3, 2010 that it intended to purchase an additional $600 billion of long-term securities by the end of the second quarter of 2011, at a pace of about $75 billion per month. On September 13, 2012, the Federal Reserve announced an open-ended program we call QE3 to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency Securities per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program, when combined with existing programs to extend the average maturity of the Federal Reserve's holdings of securities and reinvest principal payments from the Federal Reserve's holdings of Agency Debt and Agency Securities into Agency Securities, is expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion each month through the end of 2012.

The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, we cannot predict the impact of these programs or any future actions by the Federal Reserve on the prices and liquidity of Agency Securities or other securities in which we invest, although the Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as swaps. Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which become effective on October 12, 2012 for those who become CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

Our hedging strategies will be designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our target assets and liabilities. Subject to complying with REIT requirements, we will use hedging techniques to limit the risk of adverse changes in interest rates on the value of our target assets as well as the differences between the interest rate adjustments on our target assets and borrowings. These techniques will primarily consist of entering into interest rate swap contracts and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we will not be legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions will not be entered into for speculative purposes. We do not intend to use these instruments for the purpose of trading in commodity interests, and we will not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We, along with numerous other mortgage REITs, have submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. However, at this time, our directors do not intend to register as CPOs with the NFA. While we have reason to believe that the CFTC may provide us with exemptive relief prior to December 31, 2012, there can be no assurance that any such relief will be granted. If exemptive relief is granted, we may be restricted to operating within certain parameters discussed in the no-action letter we submitted to the CFTC. For example, exemptive relief might limit our ability to enter into interest rate hedging transactions if the amount of income we receive from such hedges will exceed five percent of our gross income or the initial margin and premiums for such hedges will exceed five percent of the fair market value of our total target assets.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2012, Jeffrey J. Zimmer and Scott J. Ulm, our Co-CEOs, each purchased 25 shares of our common stock for a purchase price of $500.00 each in a private offering. Such issuances were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15 , 2012	JAVELIN MORTGAGE INVESTMENT CORP.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws of JAVELIN Mortgage Investment Corp. (3)
10.1	Management Agreement by and between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management, LLC (1)
10.2	Sub-Management Agreement by and between ARMOUR Residential Management, LLC and Staton Bell Blank Check LLC (1)
10.3	JAVELIN Mortgage Investment Corp. 2012 Equity Incentive Plan (1)
10.4	Registration Rights Agreement between JAVELIN Mortgage Investment Corp. and Staton Bell Blank Check LLC (1)
10.5	License Agreement between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management, LLC (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith
(2)	Furnished herewith
(3)	Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11, filed with the SEC on August 9, 2012, and incorporated herein by reference.

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.