Form 10-Q
period 2012-09-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2012-11-15
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAVELIN Mortgage Investment Corp.
BALANCE SHEET
(Unaudited)

Assets	September 30, 2012
Cash	$940
Total Assets	$940

Stockholders’ Equity
Commitments and contingencies	$-
Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding at September 30, 2012	-
Common stock, $0.001 par value, 250,000,000 shares authorized and 50 shares issued and outstanding at September 30, 2012	$1
Additional paid-in capital	999
Accumulated deficit	(60)
Total Stockholders’ Equity	$940

The accompanying notes to balance sheet are an integral part of this balance sheet.

JAVELIN Mortgage Investment Corp.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended September 30, 2012	For the Period From June 21 Through September 30, 2012
Interest Income:
Interest Income	$-	$-
Interest Expense:
Interest Expense	-	-
Net interest income	-	-
Expenses:
Other	60	60
Total expenses	60	60
Net loss before taxes	(60)	(60)
Income tax (expense) benefit	-	-
Net Loss	$(60)	$(60)
Net loss per basic and diluted Common share	$(1.20)	$(1.20)
Dividends per common share	$-	$-
Weighted average basic and diluted common shares outstanding	50	50

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended September 30, 2012	For the Period From June 21 Through September 30, 2012
Net Loss	$(60)	$(60)
Other comprehensive income :
Reclassification adjustment for realized gain on sale of Agency Securities	-	-
Net unrealized gain on available for sale securities	-	-
Other comprehensive income	-	-
Comprehensive Loss	$(60)	$(60)

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Par Amount	Capital	Deficit	Income	Total
Balance, June 21, 2012	-	$-	$-	$-	$-	$-
Common dividends declared	-	-	-	-	-	-
Issuance of common stock, net	50	1	999	-	-	1,000
Net loss	-	-	-	(60)	-	(60)
Other comprehensive income	-	-	-	-	-	-
Balance, September 30, 2012	50	$1	$999	$(60)	$-	$940

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENT OF CASH FLOWS
(Unaudited)

For the Period From June 21 Through September 30, 2012
Cash Flows From Operating Activities:
Net loss	$(60)
Changes in operating assets and liabilities	-
Net cash used in operating activities	(60)
Cash Flows From Investing Activities:
Net cash used in investing activities	-
Cash Flows From Financing Activities:
Initial capital contribution	1,000
Net cash provided by financing activities	1,000
Net increase in cash	940
Cash - beginning of period	-
Cash - end of period	$940

See notes to financial statements

JAVELIN Mortgage Investment Corp.
Notes to Condensed Financial Statements
September 30, 2012
(Unaudited)

Note 1 - Organization

References to “we,” “us,” “our,” “JAVELIN” or the “Company” are to JAVELIN Mortgage Investment Corp. References to “Manager” or “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company and the external manager of JAVELIN.

We were organized in the state of Maryland on June 18, 2012.  On June 21, 2012, an initial capital contribution of $1,000 was made to us and we issued 50 shares of common stock. On September 24, 2012, we filed Articles of Amendment and Restatement with the Maryland Department of Assessments and Taxation, which increased our authorized shares. Under our charter, as of September 30, 2012, we are authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, and up to 25,000,000 shares of preferred stock, par value $0.001 per share.  As of September 30, 2012, we have not commenced operations.  We have selected December 31 as our fiscal year-end.

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

Organizational costs, underwriting commissions and offering costs

Staton Bell Blank Check LLC (“SBBC”), an entity affiliated with Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors (the “Board”), has agreed to pay all organizational costs incurred prior to the IPO. SBBC has also agreed to pay all underwriting commission, any agent fees, as well as all other offering costs in connection with the IPO and the Private Placement.  We will not reimburse SBBC for such commissions, fees and costs.  Therefore, no such commissions, fees or costs will be borne by us.  As of September 30, 2012, organizational costs of $49,409 and underwriting commissions and offering costs of $130,518 were incurred.

Also, JAVELIN and ARRM entered into a sub-management agreement with SBBC as described in Note 3, (“Subsequent events”).

JAVELIN Mortgage Investment Corp.
Notes to Condensed Financial Statements
September 30, 2012
(Unaudited)

Note 3 - Subsequent events

The registration statement for our IPO was declared effective on October 2, 2012 and we consummated the IPO and Private Placement on October 5, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol “JMI”. We sold to the public 7,250,000 shares and sold to SBBC 250,000 shares of common stock at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150,000,000. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

On October 5, 2012, we entered into a management agreement with ARRM that governs the relationship between us and our Manager, ARRM, and describes the services to be provided by the Manager and the compensation we pay our Manager for those services. Pursuant to the management agreement, ARRM is entitled to receive a monthly management fee equal to 1/12th of (a) 1.5% of Gross Equity Raised (as defined below) up to $1 billion and (b) 1.0% of Gross Equity Raised in excess of $1 billion. Pursuant to the management agreement, “Gross Equity Raised” is defined as an amount in dollars calculated as of the date of determination that is equal to (a) the initial equity capital of JAVELIN following the IPO and the Private Placement, plus (b) equity capital raised in public or private issuances of JAVELIN’s equity securities (calculated before underwriting fees and distribution expenses, if any are payable by us), less (c) capital returned to the stockholders of JAVELIN, as adjusted to exclude (d) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between the Manager and the Board and approved by a majority of the Board.

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

As of November 13, 2012, we have invested approximately $1.1 billion and $0.1 billion in Agency Securities and non-Agency Securities, respectively and have incurred liabilities of approximately $1.1 billion under repurchase agreements.

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

As of September 30, 2012, we had not commenced operations. The discussion and analysis set forth below is as of September 30, 2012, unless indicated otherwise.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We plan to earn returns on the spread between the yield on our assets and our costs, including the cost of the funds we borrow, after giving effect to our hedges.  We plan to identify and acquire our target assets, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market.  Successful implementation of this approach requires us to address and effectively mitigate interest rate risk and maintain adequate liquidity.  We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us.

We intend to elect to qualify as a real estate investment trust ("REIT") for federal income tax purposes and will elect to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2012.  We generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our intended qualification as a REIT.  We also intend to operate our business in a manner that will permit us to maintain an exclusion from registration under the Investment Company Act of 1940 ("1940 Act").

Recent Developments

The registration statement on Form S-11 (the "Registration Statement") for our initial public offering of common stock (the "IPO") was filed with, and declared effective by the SEC, on October 2, 2012, and we consummated the IPO and Private Placement on October 5, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol "JMI.”  We sold to the public 7,250,000 shares and sold to SBBC 250,000 shares of common stock for $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150,000,000. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

On October 5, 2012, we entered into a management agreement with ARRM that governs the relationship between us and our Manager, ARRM, and describes the services to be provided by the Manager and the compensation we pay our Manager for those services. Pursuant to the management agreement, ARRM is entitled to receive a monthly management fee equal to 1/12th of (a) 1.5% of Gross Equity Raised (as defined below) up to $1 billion and (b) 1.0% of Gross Equity Raised in excess of $1 billion.  Pursuant to the management agreement, “Gross Equity Raised” is defined as an amount in dollars calculated as of the date of determination that is equal to (a) the initial equity capital of JAVELIN following the IPO and the Private Placement, plus (b) equity capital raised in public or private issuances of JAVELIN’s equity securities (calculated before underwriting fees and distribution expenses, if any are payable by us), less (c) capital returned to the stockholders of JAVELIN, as adjusted to exclude (d) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between the Manager and the board of directors (the “Board”) and approved by a majority of the Board.

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

On October 9, 2012, we commenced its operations.

On November 7, 2012, we announced a monthly dividend rate of $0.23 per outstanding common share of stock payable November 29, 2012 to holders of record on November 19, 2012 and payable December 28, 2012 to holders of record on December 14, 2012.

As of November 13, 2012, we have invested approximately $1.1 billion and $0.1 billion in Agency Securities and non-Agency Securities, respectively and have incurred liabilities of approximately $1.1 billion under repurchase agreements.

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

For a discussion of additional risks relating to our business, see "Risk Factors" beginning on page 15 of our the Registration Statement and the risk factors in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012.

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

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds rate.  We expect that our borrowings in the repurchase financing market will also likely closely track LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values.  However, since July 2007 (prior to our commencement of operations), LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target Federal Funds Rate.  The difference between 30-day LIBOR and the Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again.  The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  If this were to occur, our net interest margin and the value of our portfolio might suffer as a result.  The following table shows 30-day LIBOR as compared to the Effective Federal Funds for the quarterly periods presented:

	30-Day LIBOR	Effective Federal Funds Rate
September 30, 2012	0.21%	0.09%
June 30, 2012	0.25	0.09
March 31, 2012	0.24	0.09

Principal Repayment Rate

Our net income will be primarily a function of the difference between the yield on our target assets and the financing cost of acquiring these types of assets.  Since we intend to purchase Agency Securities investments at a premium to par, the main item that will affect the yield on these assets after they are purchased is the rate at which the borrowers of the mortgage loans underlying these assets repay the loan.  While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so.  Being able to accurately estimate and manage these prepayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of the related proceeds into new securities, the yields which those new securities may add to our portfolio, and our hedging strategy.  We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis. We expect that the majority of our non-Agency Securities will be purchased at a discount to par so elevated prepayment rates would be beneficial.

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

Results of Operations

As of September 30, 2012, we have not commenced operations.  We will not build an investment portfolio until we have completed our IPO.  We are not aware of any material trends or uncertainties, other than economic conditions affecting mortgage loans, mortgage-backed securities and real estate, generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of real estate-related investments, other than those referred to in this Form 10-Q.

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

Contractual Obligations

As of September 30, 2012, we had no contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Market Valuation of Agency Securities and Non-Agency Securities.   We intend to invest in target assets representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans.  The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities.  Management will determine the appropriate classifications of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date.  We intend to classify all of our securities as available for sale.  All assets that are classified as available for sale will be carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of stockholders’ equity.  We expect that the fair values for the Agency Securities and non-Agency Securities in our portfolios will be based on obtaining a valuation for each Agency Securities and non-Agency Security from third-party pricing services and dealer quotes, as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable.  The dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.  Below is a description of the processes we intend to use to value our portfolios of Agency Securities and non-Agency Securities.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (each, a “Co-CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the quarter ended September 30, 2012.  Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.  Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012.  That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our Company and our Manager are not currently subject to any legal proceedings, as required to be disclosed under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Registration Statement, except as set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (2)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-11, filed with the SEC on September 24, 2012, and incorporated herein by reference.
(2)	Filed herewith
(3)	Furnished herewith

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.