Form 10-K
period 2012-12-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2013-03-21
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35673

JAVELIN MORTGAGE INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	45-5517523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Ocean Drive, Suite 201, Vero Beach, FL  32963
(Address of principal executive offices)(zip code)

(772) 617-4340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On June 30, 2012, there was no established public trading market for the registrant’s securities and the registrant had no voting common shares held by non-affiliates.

The number of outstanding shares of the Registrant’s common stock as of March 19, 2013 was 7,500,050.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

Overview

We are an externally managed Maryland corporation formed on June 18, 2012 and managed by ARRM. On June 21, 2012, an initial capital contribution of $1,000 was made to us and we issued 50 shares of common stock. On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1,000 shares to 250,000,000 shares and authorized 25,000,000 shares of preferred stock, par value $0.001 per share, for issuance. The registration statement for our initial public offering (“IPO”) was declared effective on October 2, 2012.  On October 3, 2012, our common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “JMI”. We commenced our operations upon consummation of our IPO and concurrent private placement (the “Private Placement”) of our common stock on October 9, 2012. Pursuant to our IPO and Private Placement, we sold to the public 7,250,000 shares of common stock and sold 250,000 shares of common stock to Staton Bell Blank Check LLC (“SBBC”), an entity jointly owned by two of our directors, at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150.0 million. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate mortgage backed securities (“MBS”) and mortgage loans. Some of these securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”) and other securities backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities “MBS”), which may benefit from credit enhancement derived from structural elements such as subordination, overcollateralization or insurance.  We also may invest in collateralized commercial mortgage backed securities ("CMBS") and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of December 31, 2012, Agency Securities account for 89.5% of our portfolio and Non-Agency Securities account for 10.5% of our portfolio.

Our Formation and Structure

We intend to qualify and plan to elect to be taxed as a REIT under the Internal Revenue Code (“the Code”) for the year ended December 31, 2012, upon filing our federal income tax return for that year. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

Our Assets

Since our formation, our assets have been invested in MBS or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements. Our total repurchase indebtedness was approximately $1.1 billion at December 31, 2012, and had a weighted average maturity of 41 days. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to these ranges. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Our Hedging

Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to limit the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts, swaptions and may also include entering into interest rate cap or floor agreements or purchasing put and call options on securities. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. In addition, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with generally accepted accounting principles in the U.S. (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we elected to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

Strategies

Our primary goal is to acquire MBS, finance our acquisitions in the capital markets, use targeted leverage ratios and employ risk management in an effort to provide an attractive risk adjusted return on stockholders' equity.  We seek to achieve this goal through the thoughtful and opportunistic application of our asset acquisition, leverage and interest rate management strategies.

Our Manager

We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”) (see Note 15 to the financial statements). All of our executive officers are also employees of ARRM. ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT which invests in and manages a leveraged portfolio of Agency Securities. Our executive officers also serve as executive officers of ARMOUR. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our IPO and Private Placement) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. For the year ended December 31, 2012 we reimbursed ARRM $2,564 for expenses incurred on our behalf.

 ARRM is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Subsequent Events

See Note 17 to the financial statements.

Policies With Respect To Certain Other Activities

If, when applicable, ARRM and the Board determine that additional funding is required, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

In the event that ARRM determines the need to raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time.

Policy With Respect to Dividends and Distributions

As required in order to maintain our qualification as a REIT for U.S. federal income tax purposes, we intend to distribute with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to continue to make regular cash distributions of all or substantially all of our taxable income to our stockholders out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to stockholders will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law (“MGCL”) and such other factors as our Board deems relevant.

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the “1940 Act”). If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K.

Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the  1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

 To avoid registration as an investment company, we rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we intend to make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and real estate related assets. We generally expect that our investments in MBS will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with the SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool MBS that are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We invest at least 55% of our assets in whole pool MBS that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying interests plus other real estate related assets.  Other real estate related assets would consist primarily of non-whole pool MBS and funds awaiting investment. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in us holding assets we might wish to sell or selling assets we might wish to hold. Although we intend to monitor our portfolio relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through wholly-owned subsidiaries, such business will be conducted in a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act. All wholly-owned subsidiaries that we elect to conduct our business through would qualify for the Section 3(c)(5)(C) exclusion discussed above and we would, accordingly, qualify for the Section 3(a)(1)(C) exclusion because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to ensure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through wholly-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

The mortgage related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. If the SEC or its staff determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exclusions or change interpretation of the above exclusions, we could be required to restructure our activities or sell certain of our assets.

On August 31, 2011, the SEC issued a concept release requesting comments to a number of matters relating to the Section 3(c)(5)(C) exclusion from the 1940 Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage related REIT’s should be regulated as investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REIT’s, including guidance and interpretations from the Division of Investment Management of the SEC regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. As a result of this release, the SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our business, including changes that may adversely affect our ability to achieve our investment objective.  We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“the Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such an extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the New York Stock Exchange (“NYSE”). Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring MBS, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including MBS and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

Employees

We are managed by ARRM pursuant to the Management Agreement between us and ARRM. We do not have any employees. As of December 31, 2012, ARRM had 15 employees.

Facilities

Our principal offices are located at:

JAVELIN Mortgage Investment Corp.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.javelinreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.javelinreit.com. We make available on our website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below,  together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Related to Our Business

We have a limited operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

We were incorporated on June 18, 2012, and commenced our operations on October 9, 2012. ARRM may not be able to execute successfully our investment, financing and hedging strategies, which could result in a loss of some or all of your investment. The results of our operations depend on many factors, including, without limitation, the availability of attractively priced mortgage related investments, the level and volatility of interest rates, readily accessible financing for our proposed investment portfolio, conditions in the financial markets and the economy in general. Our net interest income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. If we are unable to continue to acquire assets that generate favorable spreads, our results of operations will be adversely affected, which will affect our ability to make or sustain distributions to our stockholders.

ARRM and its affiliates do not have extensive experience in acquiring or financing Non-Agency Securities and other mortgage related investments.

ARRM employs an investment team focused on Agency and Non-Agency Securities and other mortgage related investments. Although we pursue investments in Non-Agency Securities, prior to the hiring of certain Non-Agency Securities investment professionals in connection with our commencement of operations, ARRM and its affiliates had limited experience managing investment vehicles that pursued a Non-Agency Securities investment strategy, which may limit our ability to achieve our investment objectives.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

The payments we receive on the MBS in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the U.S. Government. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, but their guarantees are not backed by the full faith and credit of the U.S Government.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and MBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs. In December 2011, the FHFA reported that, from the time of execution of the preferred stock purchase agreements through September 30, 2011, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amounted to approximately $112 billion and $71 billion, respectively. The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012. At the start of 2013, the unlimited support the U.S. Treasury has extended to the two companies will expire. After December 31, 2012, Fannie Mae's bailout will be capped at $125 billion and Freddie Mac will have a limit of $149 billion. The preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolios (they must be reduced by at least 15% each year until their respective mortgage assets reach $250 billion which is projected to be 2018).

Both the secured short-term credit facility and the Agency Securities program initiated by the U.S. Treasury expired on December 31, 2009. However, through that securities purchase program (from September 2008 through December 2009), the U.S. Treasury acquired approximately $220 billion of Agency Securities. In addition, while the U.S. Federal Reserve’s (the “Fed’s”) program of Agency Securities purchases terminated in 2010, the Fed reported that through September 30, 2012, it held $851.1 billion of Agency Securities. Subject to specified investment guidelines, the portfolios of Agency Securities purchased through the programs established by the U.S. Treasury and the Fed may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency Securities that we seek to acquire during the remaining term of these portfolios.

There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will be adequate for the longer-term viability of these GSEs. These uncertainties lead to questions about the availability of and trading market for, Agency Securities. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency Securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

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

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our Agency Securities as collateral for our financings under our repurchase agreements. Any decline in their value or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency Securities on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency Securities, thereby tightening the spread between the interest we earn on our Agency Securities and the cost of financing those assets. A reduction in the supply of Agency Securities could also negatively affect the pricing of Agency Securities, by reducing the spread between the interest we earn on our portfolio of Agency Securities and our cost of financing that portfolio.

We cannot predict the impact of the Fed’s third quantitative easing program (“QE3”) on the prices and liquidity of Agency Securities or other securities in which we invest, although the Fed action could increase the prices of our target assets and reduce the spread on our investments.

The Fed announced on December 12, 2012 that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. The Fed expects these measures to put downward pressure on long-term interest rates. While the Fed hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, we cannot predict the impact of these programs or any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although the Fed action could increase the prices of our target assets and reduce the spread on our investments.

Certain actions by the Fed could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the Fed announced “Operation Twist,” which is a program by which it intended to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between 6 and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. On June 20, 2012, the Fed announced that it would extend “Operation Twist” through 2012 by purchasing and selling an additional $267 billion of such securities. On December 12, 2012, the Fed announced that it would continue purchasing U.S. Treasury securities into 2013 initially at a pace of $45.0 billion per month. The effect of this purchasing program could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, future securities purchase programs by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The downgrade of the U.S. Government’s or certain European countries’ credit ratings and future downgrades of the U.S. government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

 On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S.’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.'s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

Other actions of the U.S. Government, including the U.S. Congress, the Fed, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing or reforming the financial markets, or market response to those actions, may not achieve the intended effect or benefit our business and may adversely affect our business.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (“EESA”), was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the Fed to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the Agency Securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency Securities; other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of Agency Securities, both of which may have an adverse effect on our business.

In addition, U.S. Government, the Fed, U.S. Treasury and other governmental and regulatory bodies have taken or are continuing to consider taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

The increasing number of proposed U.S. federal, state and local laws and regulations may affect certain mortgage related assets in which we intend to invest and could increase our cost of doing business.

Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process. For example, the Dodd-Frank Act permits borrowers to assert certain defenses to foreclosure against an assignee for certain violations in the mortgage loan origination process. We cannot predict whether or in what form the U.S. Congress, the various state and local legislatures or the various federal, state or local regulatory agencies may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could affect our practices and results of operations. We are unable to predict whether the U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future and any such changes could adversely affect our cost of doing business and profitability.

Mortgage loan modification programs and future legislative action may adversely affect the value of and the returns on, the MBS in which we invest.

The U.S. Government, through the Fed, the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (“H4H Program”), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125 percent without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with Non-Agency Securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of and the returns on the MBS that we may purchase.

In October 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan to value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. Government-sponsored entities. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the Fed issued a white paper outlining additional ideas with regard to refinancings and loan modifications. In an effort to continue to provide meaningful solutions to the housing crisis, effective June 1, 2012, the Obama administration expanded the population of homeowners that may be eligible for HAMP. It is likely that loan modifications would result in increased prepayments on some Agency Securities. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency Securities in which we invest.

Continued adverse developments in the global capital markets, including defaults, credit losses and liquidity concerns, as well as mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire MBS on a leveraged basis, on favorable terms, or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire MBS on a leveraged basis. Institutions from which we obtain financing may have invested in or financed assets that declined in value as a result of the downturn in financial markets, particularly in Europe and the residential mortgage market, causing these institutions to suffer losses. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount required to obtain financing. Under such circumstances, it could be more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

While the overall financing environment has improved, further credit losses or mergers, acquisitions, or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties may occur. This would result in a fewer number of potential repurchase agreement counterparties operating in the market and could potentially impact the pricing and availability of financing for our business.

Volatile market conditions for mortgages and mortgage related assets as well as the broader financial markets may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage related assets, including mortgage backed securities (“MBS”), as well as the broader financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage related and other financial assets. Over the past several years, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. In particular, the residential mortgage market in the U.S. experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These factors impacted investor perception of the risk associated with MBS, real estate-related securities and various other asset classes in which we may invest. As a result, values for MBS, real estate-related securities and various other asset classes in which we may invest experienced volatility. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

Continued adverse developments in the residential mortgage market may adversely affect the value of the MBS in which we invest.

During the past few years, the residential mortgage market in the U.S. has experienced a variety of difficulties and changed economic conditions that adversely affected the performance and market value of the MBS in which we invest. MBS originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of MBS may not perform as expected. As a result, the market for these securities may be adversely affected.

Conditions within the market over the past several years were driven primarily by:
•	delinquencies across a broad scope of mortgage loans that include subprime mortgage loans, Alt-A mortgage loans, and prime mortgage loans.
•	declining housing prices and flattening of property values,
•	resetting adjustable rate mortgages (“ARMs”) that result in increased mortgage payments, and
•	constrained ability by borrowers to refinance or sell their properties.

Rising levels of delinquencies could negatively affect the value of our MBS or create market uncertainty about their true value. At the same time, market uncertainty about residential mortgages in general could depress the market for MBS, making it more difficult for us to sell MBS we own on favorable terms or at all.

Changes in the underwriting standards by Freddie Mac or Fannie Mae could have an adverse impact on the Agency Securities in which we may invest or make it more difficult to acquire attractive Non-Agency Securities.

In April 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines for ARMs and hybrid interest-only ARMs in particular. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Our targeted assets include adjustable rate mortgages and hybrid ARMs. Tighter underwriting standards by Freddie Mac or Fannie Mae could reduce the supply of ARMs, resulting in a reduction in the availability of the asset class. More lenient underwriting standards could also substantially reduce the supply and attractiveness of investments in Non-Agency Securities.

We may not be able to operate our business or implement our operating policies and strategies successfully.

The results of our operations depend on many factors, including, without limitation, the availability of opportunities for the acquisition of attractively priced Agency Securities, the level and volatility of interest rates, readily accessible funding  in the financial markets and our ability to cost-effectively hedge risks as well as overall economic conditions. We may not be able to maintain any agreements with our lenders on favorable terms or at all. Furthermore, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this Annual Report on Form 10-K, which could result in the loss of some or all of your investment.

Market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our portfolio.

Our success depends to a significant degree on our ability to analyze the relationship of changing interest rates and prepayments of the mortgages that underlie our MBS. Changes in interest rates and prepayments affect the market price of the MBS that we purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio. In conducting our analysis, we depend on industry-accepted assumptions with respect to the relationship between interest rates and prepayments under normal market conditions. If the dislocation in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to assess the market value of our portfolio would be significantly affected and could materially adversely affect our financial position and results of operations.

Competition may prevent us from acquiring MBS at favorable yields and that would harm our results of operations.

Our net income largely depends on our ability to acquire MBS at favorable spreads over our borrowing costs. In acquiring MBS, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase MBS, many of which have greater financial resources than we do. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the 1940 Act. As a result, we may not be able to acquire sufficient MBS at favorable spreads over our borrowing costs, which would harm our results of operations.

Changes in interest rates may adversely affect the results of our operations and our financial position.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, all of which are beyond our control. Our success depends to a significant degree on our ability to analyze the relationship changing interest rates may have on our results of operations and financial position in general and the impact such rate changes may have on critical elements underlying MBS and other investments’ values and borrowings in particular, as follows:

•
changes in interest rates may inversely affect the fair value of our assets, primarily MBS. When interest rates rise, the value of fixed rate MBS generally declines, when interest rates fall, the value of fixed rate MBS generally increase.

•
changes in interest rates may inversely affect levels of prepayments on mortgages. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates on these prepayments affects the price of MBS and the effect can be particularly pronounced with fixed rate MBS.

•
changes in interest rates may create mismatches between our assets, primarily MBS and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should rates increase, interest rate caps on our hybrid adjustable rate and adjustable rate MBS would limit the income stream on these investments while our borrowings would not be subject to similar restrictions.

Interest rate fluctuations will also cause variations in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our MBS assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in MBS, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur significant operating losses. This risk and the variables created by changing interest rates discussed above are integral to our business and our investment strategies. We will seek to mitigate these risks to the degree achievable through the active formulation and execution of our hedging strategies.

Because we invest in fixed rate securities, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our MBS. Any fixed rate securities we invest in generally will be more negatively affected by these increases than adjustable rate securities. In accordance with accounting rules, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third party pricing services or third party bid price indications provided by dealers who make markets in these securities. If the fair value of a security is not available from a third party price service or dealer, we would estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by GAAP to reduce the value of one or more MBS on our balance sheet then our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

Interest rate mismatches between our MBS and our borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

We fund our fixed rate MBS with short-term borrowings. As a result, an increase in short-term interest rates would likely cause an increase in our borrowing costs, resulting in a decrease in net income or a net loss. In addition, we fund most of our investments in adjustable rate MBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of our MBS. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our adjustable rate securities adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

Our investment strategy focuses in part on the acquisition of adjustable rate MBS. This means that their interest rates may vary over time based upon changes in an identified short-term interest rate index. In most cases, the interest rate indices and repricing terms of the MBS that we acquire and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss and adversely affect our dividends and the market price of our stock

Changes in prepayment rates may adversely affect our profitability.

Our investment portfolio consists of whole mortgage loans and securities backed by pools of mortgage loans. For securities backed by pools of mortgage loans, we receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our assets. These faster or slower than expected payments may adversely affect our profitability.

We may purchase securities or loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security or loan. In accordance with GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

We also may purchase securities or loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security or loan. We accrete this discount over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of investment portfolio and result in a lower than expected yield on securities and loans purchased at a discount to par.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from MBS trusts when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities, cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.

In addition, the introduction of new government programs, such as the U.S. Treasury’s HAMP program, could increase the availability of mortgage credit to a large number of homeowners in the United States, which we would expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac Agency Securities. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.

Interest rate caps on our adjustable rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable rate securities typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in adjustable rate mortgages (“ARMs”), with an initial rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such initial rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable rate securities, the interest distributions made on the related securities will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable rate MBS. Further, some of the mortgage loans underlying our adjustable rate MBS may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable rate MBS than we need to pay interest on our related borrowings. These, factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Mitigating against interest rate exposure may adversely affect our earnings and our interest rate risk mitigation transactions  may fail to protect us from the losses that they were designed to offset.

Subject to complying with REIT tax requirements, we employ techniques that limit the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our interest rate mitigation strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our interest rate risk mitigation activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual interest rate risk mitigation decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated strategy. These techniques primarily consist of entering into interest rate swap contracts, swaptions and may also include entering into interest rate cap or floor agreements or purchasing put and call options on securities.

Because a mortgage borrower typically has no restrictions on when a loan may be paid off, either partially or in full, there are no perfect interest rate risk mitigation strategies and interest rate mitigation may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our portfolio or may fail to recognize a risk entirely leaving us exposed to losses without the benefit of any offsetting interest rate mitigation activities. The derivative instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of interest rate risk mitigation transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, interest rate risk mitigation activities could result in losses if the event against which we mitigate does not occur.

We may not be able to execute desired interest risk mitigation transactions at favorable prices.

We will continue to execute derivative instrument transactions to manage many, but not all, of the risks inherent in our portfolio. This strategy will potentially help us reduce our exposure to significant changes in interest rates but entails significant costs and other risks. These derivative instruments may not be attractively priced in the marketplace and may not be available to us given our financial condition in the future or as a result of other factors. Additionally, we may not successfully implement our business strategy, we may expose ourselves to additional risks and we could suffer significant losses.

Our use of derivative instruments may expose us to counterparty and termination risks.

We enter into transactions to mitigate interest rate risks associated with our business with counterparties that have a high-quality credit rating and with futures exchanges. If counterparties, or the exchange, cannot perform under the terms of our futures contracts, for example, we would not receive payments due under that agreement, and may lose any unrealized gain associated with the futures contract, and the mitigated liability would cease to be mitigated by the futures contract. We may also be at risk for any collateral we have pledged to secure our obligations under the futures contract if the counterparty became insolvent or filed for bankruptcy. Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement. Our derivative instrument agreements generally require our counterparties to post collateral in certain events, generally reflecting the market of the derivative transaction, to provide us some protection against their potential failure to perform. We, in turn, are subject to similar requirements. In addition, some of our derivative instrument agreements contain various termination events related to, among other items, our REIT status, equity levels and performance under related agreements which could cause the agreement to terminate at prevailing market levels, resulting in either a payment by us to the counterparty or by the counterparty to us. A termination event could also require us to realize taxable income or loss.

We have not elected to use cash flow hedge accounting.

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Accounting Standards Codification Topic No. 815 “Derivatives and Hedging”. Under these standards, we have not elected to use cash flow hedge accounting for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. Since we have not elected to use cash flow hedge accounting, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd−Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd−Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Among the other provisions of the Dodd−Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits. Although the Dodd−Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodity Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

The residential mortgage loans in which we invest and that underlie the Non-Agency Securities in which we invest may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.

Residential mortgage loans are secured by residential property and those that are not guaranteed by a U.S. Government agency or GSE are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including: acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.

Commercial mortgage loans are generally secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God; acts of war or terrorism; social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

MBS evidence interests in, or are secured by, pools of residential mortgage loans. CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the MBS in which we invest may be subject to all of the risks of the respective underlying mortgage loans.

The failure of servicers to service effectively the mortgage loans underlying the MBS in our investment portfolio or any mortgage loans we own would materially and adversely affect us.

Most securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the mortgage loans underlying the MBS in our investment portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of MBS. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, servicing fees may increase, which may have an adverse effect on the credit support of MBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance funds, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

We may not control the special servicing of the mortgage loans included in the MBS in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of MBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of MBS in such series. Depending on the class of MBS we may acquire, we may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially-serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially-serviced mortgage loans that could adversely affect our interests.

Our investments may benefit from private mortgage insurance, but this insurance may not be sufficient to cover losses.

In certain instances, Non-Agency mortgage loans may have private insurance. This insurance is often structured to absorb only a portion of the loss if a loan defaults and, as such, we may be exposed to losses on these loans in excess of the insured portion of the loans. The private mortgage insurance industry has been adversely affected by the housing market decline and this may limit an insurer’s ability to perform on its insurance. Lastly, rescission and denial of mortgage insurance has increased significantly and this may affect our ability to collect on our insurance. If private mortgage insurers fail to remit insurance payments to us for insured portions of loans when losses are incurred and where applicable, whether due to breach of contract or to an insurer’s insolvency, we may experience a loss for the amount that was insured by such insurers, though we may maintain claims against the insurers.

Our investments may include subordinated tranches of MBS which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of MBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

Investments in non-investment grade MBS may be illiquid, may have a higher risk of default and may not produce current returns.

We may invest in MBS that are non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade MBS tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with MBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

ARRM’s due diligence of potential investments may not reveal all of the potential liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

Before making an investment, ARRM assesses the strengths and weaknesses of the originators, borrowers and the underlying property values, as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, ARRM relies on resources available to it and, in some cases, an investigation by third parties. There can be no assurance that ARRM’s due diligence process will uncover all relevant facts or that any investment will be successful.

We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

We do not anticipate that our assets will be subject to any geographic, diversification or concentration limitations, except that our assets are concentrated in mortgage related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our investment portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

We may invest in non-prime mortgage loans or investments collateralized by non-prime mortgage loans, which are subject to increased risks.

We may invest in non-prime mortgage loans or investments collateralized by pools of non-prime mortgage loans. In general non-prime mortgage loans are loans that have been originated using underwriting standards that do not conform to agency underwriting guidelines. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, non-prime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with non-prime mortgage loans, the performance of non-prime mortgage loans or investments backed by non-prime mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

Recent announcements of deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices. A number of mortgage servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business while they review and correct their foreclosure practices. In addition, on February 9, 2012, a group consisting of state attorneys general and state bank and mortgage regulators in 49 states reached a settlement with the largest mortgage servicers regarding foreclosure practices in the states’ various jurisdictions. The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Prior to making investments in MBS or residential whole loans, we expect ARRM to carefully consider many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in MBS and residential whole loans.

A prolonged economic recession and further declining real estate values could impair the value of the assets that we acquire.

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on MBS and CMBS in which we invest in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from the MBS and whole loans in our investment portfolio, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

Our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.

We expect that the values of some of our investments may not be readily determinable. We measure the fair value of these investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of ARRM, our Company or our Board. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

In certain cases, ARRM’s determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest are often difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

Declines in value of the assets in which we invest will adversely affect our financial position and results of operations, and make it more costly to finance these assets.

We invest in mortgage related securities and whole loans and may use these investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Investments in mortgage related securities either are generally classified as available for sale with changes in fair value reported in other comprehensive income, a component of stockholders’ equity, or are recorded at fair value under a fair value option election at the time of purchase with changes in fair value reported in earnings. Mortgage loans classified as held for sale are recorded at the lower of cost or fair value with reductions in fair value reported in earnings, and loans recorded at fair value under a fair value option election at the time of purchase are recorded at fair value with changes in fair value reported in earnings. As a result, a decline in fair values of our mortgage related securities and loans could reduce both our earnings and stockholders’ equity. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.

We may not be able to acquire investments at favorable prices.

We may not be able to acquire MBS at favorable prices. As a result, we may not be able to acquire enough MBS in order to remain fully invested, or we may have to pay more for MBS than we would expect. In either case, the return that we earn on our stockholders’ equity may be reduced.

We may be exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Risks Related to Debt Financing

There is no assurance that our current financing arrangements will remain in place.

AVM, L.P. (“AVM”), is a securities broker dealer with which we contract with for administering clearing and settlement services for administering our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing. AVM also assists us with the management of margin arrangements between us and our lenders for each of our repurchase agreements and they are beneficial in addressing the potential scarcity of repurchase funding. Nonetheless, we depend on borrowings to fund our acquisitions of MBS and reach our target leverage ratio. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. We have entered into Master Repurchase Agreements (“MRA’s”) establishing the general terms and conditions of borrowings, if any, made by lenders. There can be no assurance that these agreements will remain in place and, even if in place, the amount and definitive terms under which we would be able to borrow. Continued adverse developments in the residential and commercial mortgage markets could make it more difficult for us to borrow money to finance our acquisition of MBS.

Institutions from which we seek to obtain financing may also originate and hold residential and commercial mortgage loans and may have suffered financial difficulties as a result of the market conditions described above. Further, even lenders that do not originate and hold mortgage loans may have suffered losses related to their lending and other financial relationships with the institutions that do so as part of their businesses. As a result, institutions that originate and hold loans and other lenders that have been indirectly affected by losses in the mortgage market may become insolvent or tighten their lending standards which could result in the following:

•	our lenders may not be able to obtain financing to fund our borrowings;
•	our lenders may require us to enter into restrictive covenants relating to our operations;
•	we may not be able to fund acquisitions of sufficient MBS to reach our target leverage ratio; and
•	we may become dependent on one or a few lenders for all of our financing.

We may incur increased borrowing costs related to repurchase agreements which could harm our results of operations.

Our borrowing costs under repurchase agreements that we have arranged generally are adjustable and relate to short-term interest rates, such as the Fed Funds and London Interbank Offered Rate. The price of these borrowings may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;
•	the availability of financing in the market, including the financial stability of lenders; and
•	the value and liquidity of our MBS.

As of December 31, 2012, the weighted average margin requirement under all our repurchase agreements was approximately 6.4% (weighted by borrowing amount).

Most of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations may be harmed and we may have losses.

We leverage our portfolio investments in MBS, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

We leverage our portfolio investments in MBS through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our investment strategy, ability to obtain these financing facilities and the lender’s estimate of the stability of the portfolio investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to sale to satisfy our debt obligations.

Our leverage strategy increases the risks of our operations, which could reduce our net income and the amount available for distributions or cause us to suffer a loss.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, although we are not limited to those ranges. We incur this leverage by borrowing against a substantial portion of the market value of our MBS. The amount of leverage, however, is not expressly limited and will depend on our and our lenders’ estimate of the stability of our portfolio’s cash flow and our ability to service and repay additional debt. We may not be able to meet our debt service obligations and, to the extent we cannot, we may be forced to liquidate our assets at disadvantageous prices and you could lose some or all of your investment.

This leverage, which is fundamental to our investment strategy, also creates significant risks. For example:

•
our borrowings are secured by our MBS, generally under repurchase agreements. A decline in the market value of the MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell MBS under adverse market conditions. If these sales are made at prices lower than the carrying value of the MBS, we would experience losses;

•
certain lenders may require us to remain in compliance with all provisions of other material contracts, including other financing agreements. As a result, a default under one financing agreement could cause us to be in default under other financing agreements. If that occurs, our access to capital would be significantly impeded, which could materially and adversely affect our ability to operate our business;

•
to the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our qualification as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders; and

•	certain of our MRA’s contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity.

If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders. Because the assets that we expect to acquire may experience periods of illiquidity, we may be prevented from selling our MBS at opportune times and prices.

We bear the risk of being unable to dispose of our MBS at advantageous times and prices or in a timely manner because MBS may experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of MBS may harm our results of operations and could cause us to suffer a loss and reduce our distributions.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender file for bankruptcy.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, our use of repurchase agreements will expose our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Risks Related to Our Corporate Structure

Maintenance of our exclusion from the 1940 Act will impose limits on our business.

We conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to fall within the definition of investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool Non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency and Non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency and Non-Agency Securities that are not whole pools, such as collateralized mortgage obligations ("CMOs") and CMBS. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through majority-owned subsidiaries, such business will be conducted in such a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act, because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to insure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through majority-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

Failure to maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as swaps. Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which became effective on October 12, 2012 for those who became CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our target assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to limit the risk of adverse changes in interest rates on the value of our target assets as well as the differences between the interest rate adjustments on our target assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we limit our use of derivative instruments to only those techniques described above and enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required.

We, along with numerous other mortgage REITs, submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules.  On December 7, 2012, the CFTC staff issued a no-action letter (CFTC Staff Letter 12-44) to provide exemptive relief to mortgage REITs that perfect the use of the relief set forth in the no-action letter.  On December 11, 2012, we submitted our claim to perfect the use of CFTC Staff Letter 12-44. Therefore, at this time, our directors do not intend to register as CPOs with the NFA. To comply with CFTC Staff Letter 12-44, we are restricted to operating within certain parameters discussed in the no-action letter.  For example, the exemptive relief limits our ability to enter into interest rate hedging transactions if the amount of income we receive from such hedges will exceed five percent of our gross income or the initial margin and premiums for such hedges will exceed five percent of the fair market value of our total target assets.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to maintain exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Loss of the 1940 Act exclusion would adversely affect us, the market price of shares of our stock and our ability to distribute dividends.

As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although we monitor our portfolio, we may not be able to maintain exclusion under the 1940 Act. If we were to fail to qualify for this exclusion in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our stock, the sustainability of our business model and our ability to make distributions. The sale could occur during adverse market conditions and we could be forced to accept a price below that which we believe is appropriate.

On August 31, 2011, the SEC issued a concept release requesting comments to a number of matters relating to the Section 3(c)(5)(C) exclusion from the 1940 Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage related REIT’s should be regulated as investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REIT’s, including guidance and interpretations from the SEC and its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. As a result of this release, the SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our business, including changes that may adversely affect our ability to achieve our investment objective.  We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

We intend to continue to make regular cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

Although we have no intention to do so, we may use proceeds from equity and debt offerings and other financings to fund distributions, which will decrease the amount of capital available for purchasing our target assets.

We presently have no intention of using the proceeds of any offering of our equity or debt or other financings to fund distributions to stockholders. However, there are no restrictions in our charter or in any agreement to which we are a party that prohibits us from doing so. In the event that we elect to fund any distribution to our stockholders from sources other than our earnings, the amount of capital available to us to purchase our target assets would decrease, which could have an adverse effect on our overall financial results and performance.

We may become subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We may become subject to reporting and other obligations under the Securities Act and the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act.  These reporting and other obligations, may place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.  Also, to the extent that we are deemed to be an “emerging growth company,” as defined in the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

Future issuances or sales of stocks could cause our share price to decline.

Sales of substantial numbers of our stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

Other issuances of our stock could have an adverse effect on the market price of our stock. In addition, future issuances of our stock may be dilutive to existing stockholders.

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third party to acquire control of the company.

Certain provisions of the MGCL may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interests. Additionally, our charter and bylaws contain other provisions that may delay or prevent a change of control of the company.

If we have a class of equity securities registered under the Securities Exchange Act and meet certain other requirements, Title 3, Subtitle 8 of the MGCL permits ARRM without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of the company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, once we meet the applicable requirements, our charter provides that our Board will have the exclusive power to fill vacancies on our Board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. ARRM may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time that we have a class of equity securities registered under the Securities Exchange Act and satisfy certain other requirements.

Our Board has approved very broad investment guidelines for ARRM and will not approve each investment and financing decision made by ARRM.

ARRM is authorized to follow very broad investment guidelines. Our Board periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments on an individual basis. In conducting periodic reviews, our Board relies primarily on information provided to it by ARRM. Furthermore, ARRM may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board determines that they are not consistent with our investment guidelines. In addition, because ARRM has a certain amount of discretion in investment, financing and hedging decisions, ARRM’s decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.

We may change our target assets, financing strategy, investment guidelines and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.

We may change our target assets financing strategy, and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Our Board also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, financing strategy, investment guidelines and other operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Risks Related to Our Management and Conflicts of Interest

We depend on ARRM and particularly key personnel including Mr. Ulm and Mr. Zimmer. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally managed company, we depend on the diligence, experience and skill of ARRM for the selection, acquisition, structuring, hedging and monitoring of our MBS and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we have no employees, the loss of Mr. Ulm and Mr. Zimmer could harm our business, financial condition, cash flow and results of operations.

Messrs. Ulm and Zimmer have a long term relationship with AVM and we have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM.  Until we elect to move those services in-house, we will remain dependent on AVM or other third parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ARRM's experience will enable them to fill any needs created by discontinuing a relationship with AVM.

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

Also, JAVELIN and ARRM entered into a sub-management agreement with SBBC, an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, SBBC provides the following services to support ARRM's performance of services to us under the Management Agreement, in each case upon reasonable request by ARRM: (i) serving as a consultant to ARRM with respect to the periodic review of our investment guidelines; (ii) identifying for ARRM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ARRM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ARRM with respect to our stockholder and public relations matters; (v) advising and assisting ARRM with respect to our capital structure and capital raising; and (vi) advising ARRM on negotiating agreements relating to programs established by the U.S. government. In exchange for such services, ARRM pays SBBC a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the management agreement we entered into with ARRM. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ARRM the services described above in connection with ARRM's management of ARMOUR.

ARRM’s failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future would materially and adversely affect us.

Our ability to achieve our investment objective depends on ARRM’s personnel and their ability to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future. Accomplishing this result is also a function of ARRM’s ability to execute our financing strategy on favorable terms.

The manner of determining the management fee may not provide sufficient incentive to ARRM to maximize risk adjusted returns on our investment portfolio since it is based on our gross equity raised and not on our performance.

ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity raised (see Note 15 to the financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ARRM for a given month despite the fact that we could experience a net loss during that month. ARRM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ARRM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Further, the management fee structure gives ARRM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ARRM primarily based on the size of our equity and not on our financial returns to stockholders.

The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ARRM.

Termination of the Management Agreement with ARRM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreement with ARRM. The Management Agreement provides that, in the absence of cause, it may be terminated by us only without cause and only during any renewal term following the initial 5-year term of the Management Agreement. ARRM will be provided 180 days prior notice of any such termination by us without cause. Additionally, upon a termination by us without cause, the Management Agreement provides that we will pay ARRM a termination payment equal to three times the sum of the base management fee received by ARRM during the twelve month period before such termination, calculated as of the effective date of termination. This provision increases the effective cost to us of electing to terminate the Management Agreement, thereby adversely affecting our inclination to end our relationship with ARRM prior to the expiration of any renewal term, even if we believe ARRM’s performance is not satisfactory.

ARRM may terminate the Management Agreement at any time and for any reason upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the initial five-year term, the Management Agreement will automatically renew for successive one-year renewal terms unless either we or ARRM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the initial term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

ARRM’s liability is limited under the Management Agreement and we have agreed to indemnify ARRM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ARRM would not be liable.

The Management Agreement limits the liability of ARRM and any directors and officers of ARRM for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

Pursuant to the Management Agreement, ARRM will not assume any responsibility other than to render the services called for there under and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our stockholders, any subsidiary of ours, the stockholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ARRM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the Management Agreement, except if ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. We have agreed to indemnify ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the Management Agreement or pursuant to any underwriting or similar agreement to which ARRM is a party that is related to our activities, unless ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. As a result, we could experience poor performance or losses for which ARRM would not be liable.

In addition, our articles of incorporation provide that no director or officer of ours shall be personally liable to us or our stockholders for money damages. Furthermore, our articles of incorporation permit and our by-laws require, us to indemnify, pay or reimburse any present or former director or officer of ours who is made or threatened to be made a party to a proceeding by reason of his or her service to us in such capacity. Officers and directors of ours who are also officers and board members of ARRM will therefore benefit from the exculpation and indemnification provisions of our articles of incorporation and by-laws and accordingly may not be liable to us in such circumstances.

Our management agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third party.

The Management Agreement that we entered into with ARRM was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the Management Agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ARRM.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Our executive officers and the employees of ARRM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ARRM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also an officer of ARMOUR and an employee of ARRM. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and the officers of ARMOUR or employees of ARRM that we will face in making investment decisions on behalf of JAVELIN. Accordingly, we will compete with ARMOUR and ARRM, and their existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.

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

Federal Income Tax Risks

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

If the market value or income potential of our MBS declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase certain types of our assets and income or liquidate our non-qualifying assets to maintain our REIT qualifications or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and the 1940 Act considerations.

Our intended qualification as a REIT subjects us to a broad array of financial and operating parameters that may influence our business and investment decisions and limit our flexibility in reacting to market developments.

In order to qualify and maintain our qualification as a REIT, we must, among other things, ensure that:

•	that at least 75% of our gross income each year is derived from certain real estate related sources;
•	that at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets at the end of each calendar quarter;
•
that the remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer, or more than 10% of the total value of the outstanding securities of any one issuer; and

•	that no more than 5% of the value of our assets can consist of securities of any one issuer.

If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. If we fail to qualify as a REIT, we will be subject to federal income tax as a regular corporation and may face substantial tax liability.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. We believe we currently satisfy all the requirements of a REIT. However, the determination that we satisfy all REIT requirements requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested and do not intend to request, a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, the U.S. Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT.

 If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate rates,

•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated, and

•
unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we do not qualify as a REIT.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than 85% of our taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire discounted debt investments that are subsequently modified by agreement with the borrower. If such arrangements constitute “significant modifications” of such debt under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements, or (iv) make taxable distributions of our capital stock or debt securities. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to qualify or maintain our qualification as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. Some of the debt instruments that we acquire may have been issued with original issue discount. We are required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments or MBS turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury regulations, the modified instrument is considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit (“REMIC”), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their distribution income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we will reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may incur excess inclusion income that would increase the tax liability of our stockholders or the Company.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is foreign, it would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their operating losses. If our stock is held in record name by "disqualified organizations" (generally government entities and certain tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income), the Company must pay tax at the highest corporate rate on any excess inclusion income attributable to such disqualified organization investors.  That tax would reduce our taxable REIT income.

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage loans or MBS securing those debt obligations. For example, we may engage in non-REMIC CMO securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. These transactions may give rise to excess inclusion income that requires allocation among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

To the extent we invest in construction loans, we may fail to qualify as a REIT if the IRS successfully challenges our estimates of the fair market value of land improvements that will secure those loans.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property), which will secure the loan and which are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not successfully challenge our estimate of the loan value of the real property and our treatment of the construction loans for purposes of the REIT income and assets tests, which may cause us to fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as prohibited transactions for federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a prohibited transaction for federal income tax purposes.

We conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We structure our activities to avoid prohibited transaction characterization.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

As a REIT, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, the non-taxable unrealized changes in the value of our derivatives, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in MBS.

Employee Retirement Income Security Act (“ERISA”) Tax Risks

Plans should consider ERISA risks of investing in our common stock.

Investment in our common stock may not be appropriate for a pension, profit-sharing, employee benefit, or retirement plan, considering the plan’s particular circumstances, under the fiduciary standards of ERISA, or other applicable similar laws including standards with respect to prudence, diversification and delegation of control and the prohibited transaction provisions of ERISA, the Code and any applicable similar laws.

ERISA and Section 4975 of the Code prohibit certain transactions that involve (i) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and (ii) any person who is a “party in interest” or “disqualified person” with respect to such plan. Consequently, the fiduciary of a plan contemplating an investment in our common stock should consider whether its company, any other person associated with the issuance of its common stock or any affiliate of the foregoing is or may become a “party in interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable.

ERISA may limit our ability to attract capital from Benefit Plan Investors.

It is unlikely that we will qualify as an operating company for purposes of ERISA. Consequently, in order to avoid our assets being deemed to include so-called “plan assets” under ERISA, we will initially limit equity ownership in us by Benefit Plan Investors to less than 25% of the value of each class or series of capital stock issued by us and to prohibit transfers of our common stock to Benefit Plan Investors. Our charter prohibits Benefit Plan Investors from holding any interest in any shares of our capital stock that are not publicly traded. These restrictions on investments in us by Benefit Plan Investors (and certain similar investors) may adversely affect the ability of our stockholders to transfer their shares of our common stock and our ability to attract private equity capital in the future.

Risks Related to Our Common Stock

For as long as we are an emerging growth company, we are not required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

The performance of our common stock correlates to the performance of our REIT investments, which may be speculative and aggressive compared to other types of investments.

The investments we make in accordance with our investment objectives may result in a greater amount of risk as compared to alternative investment options, including relatively higher risk of volatility or loss of principal. Our investments may be speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of the trading price of our common stock relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to affect adversely the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our 2012 Stock Incentive Plan, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in our Company.

We cannot assure you of our ability to pay distributions in the future.

We intend to make regular cash distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. Our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made, subject to Maryland law, at the discretion of our Board and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification and other factors as our Board may deem relevant from time to time. We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions.

There are significant restrictions on ownership of our common stock.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT).  This test is known as the “5/50 test.”  Attribution rules in the Code apply to determine if any individual actually or constructively owns our capital stock for purposes of this requirement, including, without limitation, a rule that deems, in certain cases, a certain holder of a warrant or option to purchase stock as owning the shares underlying such warrant or option and a rule that treats shares owned (or treated as owned, including shares underlying warrants) by entities in which an individual has a direct or indirect interest as if they were owned by such individual.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). While we believe that we meet the 5/50 test, no assurance can be given that we will continue to meet this test.

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or all classes of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. In each case, such prohibition includes a prohibition on owning warrants or options to purchase stock if ownership of the underlying stock would cause the holder or beneficial owner to exceed the prohibited thresholds. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock and warrants, if and when issued, in excess of our ownership limits without the consent of ARRM or our Board shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. We may grant waivers from the 9.8% charter restriction for holders where, based on representations, covenants and agreements received from certain equity holders, we determine that such waivers would not jeopardize our status as a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties. We maintain our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

Our company and ARRM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on October 3, 2012, and is currently listed on the NYSE under the symbol “JMI”. As of March 19, 2013, the per share price of our common stock as reported on the NYSE was $19.30.

The following table sets forth the range of high and low closing prices for our stock for the period indicated as reported by the NYSE.

2012	Common Stock
	High	Low
Fourth Quarter (commencing October 3, 2012)	$19.95	$16.40

Holders of Common Equity

As of March 19, 2013, we had 96 stockholders of record of our outstanding common stock. We believe that there are a greater number of beneficial owners of shares of our common stock.

Dividend Policy

 We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. For the year ended December 31, 2012, we paid cash dividends of $0.23 per share on both November 29, 2012 and December 28, 2012 to common stockholders of record as of the applicable record dates of November 19, 2012 and December 14, 2012, respectively. Of the $0.46 paid per share, 100% represented ordinary income. There was no return of capital for tax purposes.

Sales of Unregistered Securities and Use of Proceeds

We completed the Private Placement on October 9, 2012 in which we sold 250,000 shares of common stock to an entity jointly owned by Messrs. Staton and Bell for $20.00 per share. The issuance and sale of shares were exempt from the requirements of the Securities Act pursuant to Regulation D promulgated thereunder in that the purchaser of the shares was an “accredited investor” (as defined in Rule 501(a) of Regulation D under the Securities Act). The purchaser of the shares only became interested in the private placement shares through its substantive, pre-existing business relationships with ARRM and us. The purchaser of the shares did not become interested in the private placement shares through any public offering efforts of the Company, any of the underwriters or otherwise.

On October 9, 2012, we consummated our IPO and sold 7,250,000 shares of our common stock to the public at a public offering price of $20.00 per share. We raised $145.0 million in gross proceeds. The underwriting discounts and commissions in connection with the IPO and our organizational costs and other costs related to the IPO were paid by SBBC and we did not reimburse SBBC for these costs. As a result, we received net proceeds from the IPO of $145.0 million.

All of the 7,250,000 shares were sold pursuant to our registration statement on Form S-11 (File No. 333-182536), which was declared effective by the Securities and Exchange Commission on October 2, 2012. To provide for an overallotment option to the underwriters, we had registered a total of 8,337,500 shares for an aggregate maximum offering price of $166.75 million of our common stock on our registration statement, however, the overallotment option was not exercised. Our offering pursuant to that registration statement is now complete and has been terminated.

Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Barclays Capital Inc. and Credit Suisse Securities (USA) acted as representatives to the several underwriters of our IPO.

As of December 31, 2012, we used 100% of the proceeds from our IPO, the Private Placement, repurchase agreements and scheduled principal payments to acquire $1.1 billion current face amount of Agency Securities and $0.1 billion current face amount of Non-Agency Securities.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at October 2, 2012 (the date our IPO was declared effective), with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”), (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns
105.00
100.00
95.00
90.00
85.00
80.00
10/2/2012
10/9/2012
10/16/2012
10/23/2012
10/30/2012
11/6/2012
11/13/2012
11/20/2012
11/27/2012
12/4/2012
12/11/2012
12/18/2012
12/25/2012
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
JAVELIN Mortgage Investment Corp

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012 and for the period from June 21, 2012 (inception) through December 31, 2012. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2012

Balance Sheet Data:
Agency Securities	$1,112,358
Non-Agency Securities	$129,946
Repurchase Agreements	$1,135,830

For the Period from June 21, 2012 Through December 31, 2012

Statement of Operations Data:
Interest Income	$8,188
Interest Expense	(1,455)
Net Interest Income	$6,733
Expenses	$(828)
Net Income	$6,098
Earnings per share	$1.88
Weighted average shares outstanding	$3,247
Cash dividends paid per common share	$0.46
Key Portfolio Statistics *
Average MBS (1)	$1,022,175
Average Repurchase Agreements (2)	$968,317
Equity (3)	$148,047
Average Yield Agency Securities	2.98
Average Yield Non-Agency Securities	5.05
Average Portfolio Yield (4)	3.20%
Average Cost of Funds Agency Repo	0.74
Average Cost of Funds Non-Agency Repo	2.12
Average Cost of Funds (5)	0.84%

Interest Rate Spread (6)	2.36%
Return on Equity (7)	17.8%
Average Annual Agency Securities Repayment Rate (8)	1.4%
Debt to Equity (at period end) (9)	7.67
Debt to Paid in Capital (at period end) (10)	7.57

* Average numbers for each period are weighted based on days on books and records. All percentages are annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily investments during the year by the number of days in the period.
(2)
Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)	Our stockholders’ equity is ending stockholders’ equity for the period.
(4)	Our average portfolio yield was calculated by dividing our annualized interest income by the average of our Agency Securities and Non-Agency Securities.
(5)	Our average cost of funds was calculated by dividing our annualized interest expense (including derivatives) by our average repurchase agreement borrowings.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on equity was calculated by dividing net income by our weighted average capital.
(8)	Our average annual portfolio repayment rate is calculated by taking the actual CPR for a month and averaging it with the other CPR’s from the same year.

(9)	Our debt-to-equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.
(10)
Our debt to paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by the sum of the par amount and additional paid in capital at period end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Risk Factors,” and “Special Note Regarding Forward-Looking Statements,” that appear elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in this Form 10-K.

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of mortgage backed securities (“MBS”) and mortgage loans. Some of these securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae), (collectively, “Agency Securities”), and other securities backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities “MBS”), which we refer to as our target assets. We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT, which invests in and manages a leveraged portfolio of hybrid adjustable rate, adjustable rate and fixed rate Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the cost of the funds we borrow, after giving effect to our hedges. We identify and acquire our target assets, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market.  Successful implementation of this approach requires us to address and effectively mitigate interest rate risk and maintain adequate liquidity.  We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us.

We intend to qualify and plan to elect to be taxed as a REIT (“REIT”) under the Internal Revenue Code (“the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our target assets and the supply of and demand for such assets.  We invest in financial assets and markets and recent events, such as those discussed below, may affect our business in ways that are difficult to predict. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of collateralized mortgage backed securities ("CMBS"). As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses.  We are exposed to changing credit spreads which could result in declines in the fair value of our investments.  We believe ARRM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs.  Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment rates on our target assets purchased at a premium increase, related purchase premium amortization will increase, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

For any period during which changes in the interest rates earned on our target assets do not coincide with interest rate changes on our borrowings, such assets reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. Interest rate increases tend to decrease our net interest income and the market value of our target assets and therefore, our book value.  Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

Prepayments on our target assets are influenced by changes in market interest rates and a variety of economic and geographic policy decisions by regulators as well as other factors beyond our control.  Consequently, prepayment rates cannot be predicted with certainty.  To the extent we acquire our target assets at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield.  In periods of declining interest rates, prepayments on our target assets increase.  If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer.  The recent climate of government intervention in the housing finance markets significantly increases the risk associated with prepayments.

While we use strategies to mitigate some of our interest rate risk, we do not mitigate all of our exposure to changes in interest rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that allows us to seek attractive net spreads on our portfolio.

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

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement. All of our executive officers are also employees of ARRM (see Note 15 to the financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our IPO and Private Placement) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. For the year ended December 31, 2012 we reimbursed ARRM $2,564 for expenses incurred on our behalf.

 ARRM is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Also, JAVELIN and ARRM entered into a sub-management agreement with SBBC, an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, SBBC provides the following services to support ARRM's performance of services to us under the Management Agreement, in each case upon reasonable request by ARRM: (i) serving as a consultant to ARRM with respect to the periodic review of our investment guidelines; (ii) identifying for ARRM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ARRM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ARRM with respect to our stockholder and public relations matters; (v) advising and assisting ARRM with respect to our capital structure and capital raising; and (vi) advising ARRM on negotiating agreements relating to programs established by the U.S. government. In exchange for such services, ARRM pays SBBC a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the management agreement we entered into with ARRM. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ARRM the services described above in connection with ARRM's management of ARMOUR.

For a discussion of additional risks relating to our business, see “Risk Factors“in Item 1A.

Market and Interest Rate Trends and the Effect on our Portfolio

Developments at Fannie Mae and Freddie Mac

Payments on the Agency Securities in which we invest are guaranteed by Fannie Mae and Freddie Mac.  Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk.

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

 In March 2011, the U.S. Treasury announced that it would begin the orderly wind down of Agency Securities it had purchased from Fannie Mae, Freddie Mac and Ginnie Mae to stabilize the housing market, with sales up to $10.0 billion per month, subject to market conditions.  We are unable to predict the timing or manner in which the U.S. Treasury or the U.S. Federal Reserve (“the Fed”) will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced a third quantitative easing program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs are expected to grow the Fed’s Agency Securities holding by approximately $85 billion per month at least through the end of 2012. On December 12, 2012, the Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5% inflation between one and two years ahead is projected to be no more than 0.5% above the Federal Reserve’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

The Fed expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven Agency Securities prices to all-time highs, which have further compressed interest spreads, and removed the historical correlation between mortgage rates and U.S. Treasury or interest rate swaps. These factors have contributed to a challenging interest rate hedging environment.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry.  Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our company, and other banks and institutions which are important to our business model.  Certain notable rules are, among other things:

•
requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the Fed for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

•
applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•
limiting the Fed’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the Fed;

•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;
•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;
•	providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation;
•	reforming regulation of credit rating agencies; and expanding the jurisdiction of the Commodity Futures Trading Commission to include most swaps

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institution, or Basel III.  Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019.  The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States where the implementation time line is still under development.  It is unclear how the adoption of Basel III will affect our business at this time.

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

There can be no assurance whether or when the Wheatley Review recommendations will be implemented in whole or in part. Our derivatives and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. However, there can be no assurance whether the implementation of any Wheatley Review recommendations would have a material impact on the future reported levels of LIBOR rates relevant to our future derivatives or repurchase borrowings.

Credit Market Disruption and Current Conditions

During the past few years, the residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the MBS we purchase and an increase in the average collateral requirements under our repurchase agreements we have obtained. While these markets have recovered significantly, further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency Securities and other high quality MBS.

Interest Rates

In December 2008, the Fed stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%.  To date, the Fed has maintained that target range.  The 30-day LIBOR has generally benefited by this easing of monetary policy, although to a somewhat lesser extent.  Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results in the future since our cost of funds is largely dependent on short-term rates.

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds rate. Our borrowings in the repurchase financing market tend to closely track LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values.  However, for the past several years, LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The continued volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  If this were to occur, our net interest margin and the value of our portfolio might suffer as a result.

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at the quarters ended below.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
December 31, 2012	0.21%	0.09%
September 30, 2012	0.21	0.09
June 30, 2012	0.25	0.09

Results of Operations

Net Income Summary

We commenced operations on October 9, 2012 with the completion of our initial public and private offerings of a total of 7,500,000 common shares.  We were formed with the issuance of 50 common shares on June 21, 2012 and incurred expenses of $60 from that date through October 8, 2012.  Accounting principles generally accepted in the U.S. (“GAAP”) require earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis.  Because our income, expenses and capitalization were nominal during a majority of the June 21, 2012 through December 31, 2012 period presented in the accompanying statement of operations, weighted average shares outstanding of 3,247,000, as computed on a daily basis in accordance with GAAP, is not representative of the actual number of shares outstanding while we have been actively operating.  As a result, both basic and diluted net income per share to common stockholders of $1.88 and $1.88 per share, respectively, calculated in accordance with GAAP, are not meaningful under the circumstances.  Among other reasons, such calculations understate the actual shares outstanding during the relevant period of operations by including the pre-operating period.  As a result, such per share amounts overstate the amount of dividends per share that stockholders would be entitled to receive if our total net income for 2012 was distributed as earned.

As described in Note 13 to the financial statements, we are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. Through December 31, 2012, we distributed $3.4 million or $0.46 per share as dividends.  As of December 31, 2012, undistributed retained earnings totaled $2.7 million or approximately $0.36 per share (based on the 7,500,050 shares then outstanding).

For a presentation of net income per share to common stockholders for the quarter ended December 31, 2012, which more closely approximates the period of operations, see financial statement Note 18 - Quarterly Financial Data (unaudited).

Our primary source of income is the interest income we earn on our investment portfolio. As of December 31, 2012, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost, of 105.83% because the average interest rates on these securities are higher than prevailing market rates. As of December 31, 2012, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost, of 80.94% because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio for the period presented.

Period	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 21, 2012 through December 31, 2012	3.20%	0.84%	2.36%	0.60%

The yield on our assets is affected by the rate of repayments on our MBS. Our rate of repayment for our Agency Securities was 1.4% on a constant prepayment basis for the quarter ended December 31, 2012.

 Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.09% and LIBOR was 0.21% at December 31, 2012. Our total interest rate swap contracts aggregate notional balance was $325.0 million at December 31, 2012, with a weighted average swap rate of 1.5% and a weighted average term of 112 months. At December 31, 2012, the aggregate notional balance of interest rate swaptions was $130.0 million, with an underlying weighted average swap rate of 1.8% and a weighted average term of 9 months.

Net Interest Income

Our net interest income for the period from June 21, 2012 through December 31, 2012, was $6.7 million. As of December 31, 2012 our MBS portfolio consisted of $1.1 billion current face amount of Agency Securities and $0.1 billion current face amount of Non- Agency Securities.

Gains and Losses on Sale of MBS

During the period from June 21, 2012 through December 31, 2012, we did not sell any MBS.

Expenses

Our total expenses for the period from June 21, 2012 through December 31, 2012, were $0.8 million.

Taxable Income

Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, not on our net income computed in accordance with GAAP as reported in our financial statements. Accordingly, we may be required to pay out more in dividends than we have calculated in distributable earnings on a GAAP basis.

We intend to qualify and plan to elect to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the period from June 21, 2012 through December 31, 2012.

December 31, 2012
(in thousands)
GAAP Net income	$6,098
Book to tax differences:
Net book/tax differences on Non-Agency Securities	(978)
Unrealized change in derivatives	302
Excise tax expense	46
Estimated taxable income	$5,468

The aggregate tax basis of our assets and liabilities is greater than our Total Stockholders’ Equity at December 31, 2012 by approximately $3.9 million, or approximately $0.53 per share (based on the 7,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. Through December 31, 2012, we distributed $3.4 million or $0.46 per share as dividends.  As of December 31, 2012, undistributed estimated REIT taxable income totaled $2.0 million or approximately $0.27 per share (based on the 7,500,050 shares then outstanding). Our total monthly dividend distributions for January and February, 2013, exceeded this amount, and accordingly, we have recognized no income tax liability related to undistributed REIT taxable income as of December 31, 2012.

For the year ended December 31, 2012, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and consequently we accrued an excise tax of $46,000, which is included in income tax expense on our statement of operations.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Financial Condition

Agency Securities

We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings, are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

The tables below summarize certain characteristics of our Agency Securities as of December 31, 2012 (dollars in thousands). All of our Agency Securities were fixed rate securities as of December 31, 2012.

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
December 31, 2012	$1,055,456	$61,504	$1,116,960	105.83%	$1,112,358	105.39%	3.14%

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
December 31, 2012	$1,055,456	3.14%	342	100%

The following table shows the average principal repayment rate for those securities which have settled for the quarterly period presented.

Quarter ended	Average Quarterly Principal Repayment Rate
December 31, 2012 (1)	1.4%

(1)	Since we commenced our operations on October 9, 2012; there is no prior quarter information.

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio and our hedging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations; our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Non-Agency Securities as of December 31, 2012 (dollars in thousands)

Non-Agency Securities:
As of	Principal Amount	Net Unamortized Discount	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
December 31, 2012	$156,957	$(29,920)	$127,037	80.94%	$129,946	82.79%	5.29%

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 18 of which we had done repurchase trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements as of December 31, 2012 of $1.1 billion.

Derivative Instruments

We generally hedge as much of our interest rate risk as ARRM deems prudent in light of market conditions and the associated costs. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages (“ARMs”). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

●	available derivatives may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the derivatives may not match the duration of the related liability;
●	the duration of the derivatives may not match the duration of the related liability;
●	the party owing money on the derivatives may default on its obligation to pay;
●	the credit-quality of the party owing money on the derivatives may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
●
the value of derivatives may be adjusted from time to time in accordance with GAAP to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.

As of December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $325.0 million. As of December 31, 2012, we had entered into interest rate swaptions with an aggregate notional balance of $130.0 million. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the year ended December 31, 2012 we recognized losses of $0.9 million related to our derivatives and the unrealized change in the fair value of our Agency Securities was $4.6 million.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2012:

	Payments Due By Period
	(in thousands)
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase Agreements (1)	$1,135,830	$1,135,830	$-	$-	$-
Related Party Fees (2)	15,750	2,250	4,500	4,500	4,500
Board of Directors fees (3)	1,540	220	440	440	440
Total	$1,153,120	$1,138,300	$4,940	$4,940	$4,940

(1)	Excludes interest on Repurchase Agreements.
(2)	Represent fees to be paid to ARRM under the terms of the Management Agreement (Refer to Note 15 to our financial statements
(3)	Represents fees to be paid to the board of directors as stated in the amendment to our IPO registration statement on Form S-11/A filed with the SEC on October 2, 2012.

We had contractual commitments under interest rate swap contracts as of December 31, 2012. We had interest rate swap contracts with an aggregate notional balance of $325.0 million, a weighted average swap rate of 1.5% and a weighted average term of 112 months as of December 31, 2012. We had interest rate swaptions with an aggregate notional balance of $130.0 million, a weighted average swap rate of 1.8% and a weighted average term of 9 months as of December 31, 2012.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for qualification as a REIT.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the period from June 21, 2012 to December 31, 2012, we purchased $1.2 billion current face amount of MBS using proceeds from our IPO, repurchase agreements and principal repayments. During the year ended December 31, 2012, we received cash of $8.7 million from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $1.1 billion for the year ended December 31, 2012 and we made cash interest payments of approximately $0.6 million on our liabilities for the year ended December 31, 2012. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Facilities

 The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases as of December 31, 2012.

December 31, 2012
(in thousands)

Within 30 days	$280,435
31 days to 60 days	629,311
61 days to 90 days	226,084
Greater than 90 days	-
Total	$1,135,830

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance MBS purchases as of December 31, 2012.

December 31, 2012

Number of MRA’s	26
Number of counterparties with repurchase agreements outstanding	18
Weighted average maturity in days	41
Weighted average contractual rate	0.62%
Haircut for repurchase agreements (1)	6.4%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Declines in the value of our MBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

The residential mortgage market in the U.S. experienced difficult economic conditions over the last several years including:

●	increased volatility of many financial assets, including Agency Securities and other high-quality MBS assets;
●	increased volatility and deterioration in the broader residential mortgage and MBS markets; and
●	significant disruption in financing of MBS.

While conditions have improved, should there be a reoccurrence of difficulties in the residential mortgage market, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing.

Financial sector volatility can also lead to increased demand and prices for high quality debt securities, including MBS. While increased prices may increase the value of our MBS, higher values may also reduce the return on reinvestment of capital, thereby lowering our future profitability.

The following graph represents the month-end outstanding balances of our repurchase agreements, which finance most of our MBS. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular MBS pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

Effects of Margin Requirements, Leverage and Credit Spreads

Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly.

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for MBS and we may experience margin calls monthly or more frequently. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At December 31, 2012 our total borrowings were approximately $1.1 billion (excluding accrued interest), which represented a debt to equity ratio of approximately 7.67:1 and a debt to paid in capital ratio of 7.57:1.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our equity, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under the Management Agreement, fund our distributions to stockholders and pay general corporate expenses.

We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our long-term (greater than one year) liquidity. Such financing will depend on market conditions for capital raises and for the investment of any proceeds.

Stockholder’s Equity

Dividends

The following table presents our common stock dividend transactions for the period from June 21, 2012 to December 31, 2012.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions) (1)
November 19, 2012	November 29, 2012	$0.23	$1.7
December 14, 2012	December 28, 2012	$0.23	$1.7

(1)	Based on 7.5 million shares of record.

Equity Capital Raising Activities

The registration statement for our IPO was declared effective on October 2, 2012.  On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol “JMI”. We consummated the IPO and Private Placement on October 9, 2012 and sold to the public 7,250,000 shares and sold to SBBC 250,000 shares of common stock at a price of $20.00 per share. We raised an aggregate of $150.0 million in gross proceeds. The underwriting discounts and commissions in connection with the IPO and our organizational costs and other costs related to the IPO and Private Placement were paid by SBBC and we did not reimburse SBBC for these costs. As a result, we received aggregate net proceeds from the IPO and Private Placement of $150.0 million. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

Revenue Recognition

Agency Securities. Interest income is accrued based on the unpaid principal amount of the target assets we purchase and their contractual terms.  Premiums and discounts associated with the purchase of our target assets are amortized or accreted into interest income over the actual lives of the securities.

Non-Agency Securities. Non-Agency Securities are carried at their estimated fair value and changes in those fair values are recognized in earnings in the periods in which they occur. The portion of those changes in fair value recognized as interest income are determined on an effective yield method based on estimates of future cash flows revised quarterly. Other than temporary impairments, which establish a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

Market Valuation of Agency Securities and Non-Agency Securities

We invest in target assets representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans.  The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify all of our Agency Securities as available for sale securities.  All assets that are classified as available for sale securities will be carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of stockholders’ equity. We classify all of our Non-Agency Securities as trading assets. All assets that are classified as available for trading will be carried at fair value and unrealized gains and losses are included in other (loss) income as a component of the statement of operations.

The fair values for the Agency Securities and Non-Agency Securities in our portfolios are based on obtaining a valuation for each Agency Security and Non-Agency Security from third-party pricing services, dealer quotes and our estimates as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable.  The dealer quotes and our estimates incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.  Below is a description of the processes we use to value our portfolios of Agency Securities and Non-Agency Securities.

Agency Securities. We obtain pricing data from a third-party pricing service for each Agency Security and validate such data by obtaining pricing data from a second third-party pricing service.  If the difference between pricing data obtained for an Agency Security from the two third-party pricing services exceeds a certain threshold, or pricing data is unavailable from the third-party pricing services, we obtain valuations from dealers who make markets in similar financial instruments.

Non-Agency Securities.  The fair value for the Non-Agency Securities in our portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer.  In preparing the estimates, the Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with and transactions by other market participants.  We also periodically compare our estimates of fair value with those of our financing counterparties. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities

We review all pricing of Agency Securities and Non-Agency Securities used to ensure that current market conditions are properly represented.  This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model.  We classify values obtained from the third-party pricing service for similar instruments as Level 2 securities if the pricing methods used are consistent with the Level 2 definition.  If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, we classify the security as a Level 2 security.  If neither is available, we determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

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

Derivative Instruments.   We recognize all derivative instruments as either assets or liabilities at fair value on our balance sheets. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We continue to designate derivative activities as hedges for tax purposes and any unrealized gains or losses would not affect our distributable net taxable income.

Inflation

Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our Board based in part on our REIT taxable income as calculated according to the requirements of the Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Subsequent Events

See Note 17 to the financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

●	our business and investment strategy;
●	our anticipated results of operations;
●	statements about future dividends;
●	our ability to obtain financing arrangements;

●	our understanding of our competition and ability to compete effectively;
●	market, industry and economic trends; and
●	interest rates.

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

●
the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

●	mortgage loan modification programs and future legislative action;
●	the impact of QE3 on the prices and liquidity of Agency Securities or other securities in which we invest;
●
actions by the Fed which could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders;

●	availability, terms and deployment of capital;
●	changes in economic conditions generally;
●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;
●	general volatility of the financial markets, including markets for MBS;
●
the downgrade of the U.S. Government’s or certain European countries’ credit ratings and future downgrades of the U.S. Government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations;

●	inflation or deflation;
●
the impact of the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government and the Fed System;

●	availability of suitable investment opportunities;
●	the degree and nature of the competition for investments in our target assets;
●	changes in our business and investment strategy;
●	our limited operating history;
●	our failure to maintain an exemption from being regulated as a commodity pool operator;
●	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate its management relationship with us;
●	ARRM’s limited experience in acquiring or financing Non-Agency Securities;
●
the existence of conflicts of interest in our relationship with ARRM, ARMOUR, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

●	our management’s competing duties to other affiliated entities, which could result in decisions that are not in the best interests of our stockholders.
●	changes in personnel at our Manager or the availability of qualified personnel at our Manager;
●	limitations imposed on our business by our status as a REIT;
●	the potential burdens on our business of maintaining our exemption from the 1940 Act and possible consequences of losing that exemption;
●	changes in GAAP, including interpretations thereof; and
●	changes in applicable laws and regulations.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise, except as required under the U.S. Federal securities laws.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit-quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate, Cap and Mismatch Risk

We invest in fixed rate, hybrid adjustable rate and adjustable rate MBS. Hybrid mortgages are ARMs that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset’s interest rate can change during any given period. ARM securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage related assets could be limited. This exposure would be magnified to the extent we acquire fixed rate MBS or ARM securities that are not fully indexed. Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our stock. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our ARM-related assets and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on our assets.

Further, our net income may vary somewhat as the spread between one-month interest rates, the typical term for our repurchase agreements and six-month and twelve-month interest rates, the typical reset term of adjustable rate MBS, varies.

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities.

Credit Risk for Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations; our actual yields could be higher or lower.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our MBS. We face the risk that the market value of our MBS will increase or decrease at different rates than that of our liabilities, including our derivative instruments.

We primarily assess our interest rate risk by estimating the effective duration of our assets and the effective duration of our liabilities and by estimating the time difference between the interest rate adjustment of our assets and the interest rate adjustment of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.

The sensitivity analysis table presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income		Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(12.26	) %	(1.95	) %
0.50	(5.35)		(0.60)
(0.50)	2.91		0.66
(1.00)	(6.32)		0.51

While the table above reflects the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate statement of comprehensive income.

All of our Non-Agency Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other (loss) income” reported as part of the statement of operations.

The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable rate MBS. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes to the Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-1 of this Annual Report on Form 10-K, are incorporated by reference to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year that ended on December 31, 2012. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended December 31, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

 Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

See Item 8 – Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Document

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).
3.1
Amended and Restated Articles of Incorporation of JAVELIN Mortgage Investment Corp. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11, as amended (File No. 333-182536), filed with the SEC on September 24, 2012).

3.2
Bylaws of JAVELIN Mortgage Investment Corp. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11, as amended (File No. 333-182536), filed with the SEC on August 9, 2012).

4.1
Specimen Common Stock Certificate of JAVELIN Mortgage Investment Corp. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11, as amended (File No. 333-182536), filed with the SEC on September 24, 2012).

10.1
Securities Purchase Agreement between JAVELIN Mortgage Investment Corp. and Barbican Capital REIT Fund LLC (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-11, as amended (File No. 333-182536), filed with the SEC on September 24, 2012).

10.2
Management Agreement by and between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.3
Sub-Management Agreement by and between ARMOUR Residential Management, LLC and Staton Bell Blank Check LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.4
JAVELIN Mortgage Investment Corp. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.5
License Agreement between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management, LLC (incorporated by reference to Exhibit 10.5 to the registration statement on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.6
Registration Rights Agreement between JAVELIN Mortgage Investment Corp. and Staton Bell Blank Check LLC (incorporated by reference to Exhibit 10.4 to the registration statement on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
31.3	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.**
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.**
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.**

101.INS	XBRL Instance Document.#
101.SCH	XBRL Taxonomy Extension Schema Document.#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#
* Filed herewith.
** Furnished herewith.

#  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JAVELIN Mortgage Investment Corp.

We have audited the accompanying balance sheet of JAVELIN Mortgage Investment Corp. (the "Company") as of December 31, 2012, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for the period from June 21, 2012 to December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of JAVELIN Mortgage Investment Corp. as of December 31, 2012 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ DELOITTE & TOUCHE LLP
 Certified Public Accountants

Miami, Florida
March 21, 2013

JAVELIN Mortgage Investment Corp.
BALANCE SHEET
(in thousands, except per share amounts)

Assets	December 31, 2012
Cash	$36,316
Agency Securities, available for sale, at fair value (including pledged assets of $1,087,452)	1,112,358
Non-Agency Securities, trading, at fair value (including pledged securities of $129,946)	129,946
Derivatives, at fair value	4,940
Accrued interest receivable	2,759
Prepaid and other assets	171
Total Assets	$1,286,490

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,135,830
Derivatives, at fair value	365
Accrued interest payable	844
Accounts payable and accrued expenses	1,404
Total Liabilities	1,138,443

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding at December 31, 2012.	-
Common stock, $0.001 par value, 250,000 shares authorized and 7,500 shares issued and outstanding at December 31, 2012.	8
Additional paid-in capital	149,993
Retained earnings	2,648
Accumulated other comprehensive loss	(4,602)
Total Stockholders’ Equity	148,047
Total Liabilities and Stockholders’ Equity	$1,286,490

See notes to financial statements

JAVELIN Mortgage Investment Corp.
 STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

For the Period from June 21, 2012 through December 31, 2012
Interest Income:
Agency Securities, net of amortization of premium	$6,767
Non-Agency Securities, including discount accretion	1,421
Total interest income	8,188
Interest expense:
Repurchase agreements	(1,455)
Net interest income	6,733
Other Income (Loss):
Net gain on Non-Agency Securities	1,124
Net loss on derivatives (Note 9)	(885)
Total other income	239
Expenses:
Management fee	550
Professional fees	118
Insurance	56
Compensation	55
Other	49
Total expenses	828
Net income before taxes	6,144
Income tax expense	(46)
Net Income	$6,098
Net income per common share (Note 12)	$1.88
Weighted average common shares outstanding	3,247
Dividends
Common dividends declared	$3,450
Common shares of record	7,500
Dividends per common share	$0.46

See notes to financial statements.

JAVELIN Mortgage Investment Corp.
STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

For the Period from June 21, 2012 through December 31, 2012
Net Income	$6,098
Other comprehensive loss :
Net unrealized loss on available for sale securities	(4,602)
Other comprehensive loss	(4,602)
Comprehensive Income	$1,496

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 21, 2012	-	$-	$-	$-	$-	$-
Common dividends declared	-	-	-	(3,450)	-	(3,450)
Issuance of common stock, net	7,500	8	149,993	-	-	150,001
Net income	-	-	-	6,098	-	6,098
Other comprehensive loss	-	-	-	-	(4,602)	(4,602)
Balance, December 31, 2012	7,500	$8	$149,993	$2,648	$(4,602)	$148,047

See notes to financial statements.

JAVELIN Mortgage Investment Corp.
STATEMENT OF CASH FLOWS
(in thousands)

For the Period from June 21, 2012 through December 31, 2012
Cash Flows From Operating Activities:
Net income	$6,098
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of premium on Agency Securities	368
Accretion of net discount on Non-Agency Securities	(225)
Net gain on Non-Agency Securities	(1,124)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(2,759)
Increase in prepaid income taxes and other assets	(171)
Increase in derivatives, at fair value	(4,575)
Increase in accrued interest payable	844
Increase in accounts payable and accrued expenses	1,404
Net cash used in operating activities	(140)
Cash Flows Used in Investing Activities:
Purchases of Agency Securities	(1,123,594)
Purchases on Non-Agency Securities	(131,077)
Principal repayments of Agency Securities	6,266
Principal repayments of Non-Agency Securities	2,480
Net cash used in investing activities	(1,245,925)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	150,001
Proceeds from repurchase agreements	2,644,202
Principal repayments on repurchase agreements	(1,508,372)
Common dividends paid	(3,450)
Net cash provided by financing activities	1,282,381
Net increase in cash	36,316
Cash - beginning of period, at June 21, 2012	-
Cash - end of period	$36,316
Supplemental Disclosure:
Cash paid during the period for interest	$(588)
Non-Cash Investing and Financing Activities:
Unrealized loss on investment in available for sale securities	$(4,602)

See notes to financial statements.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012
Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of MBS and derivative instruments.

Note 2 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

We are an externally managed Maryland corporation formed on June 18, 2012 and managed by ARRM.  On June 21, 2012, an initial capital contribution of $1,000 was made to us and we issued 50 shares of common stock. On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1,000 shares to 250,000,000 shares and authorized 25,000,000 shares of preferred stock, par value $0.001 per share, for issuance. The registration statement for our initial public offering (“IPO”) was declared effective on October 2, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “JMI”. We commenced operations upon consummation of our IPO and concurrent private placement (the “Private Placement”) of our common stock on October 9, 2012.  Pursuant to our IPO and Private Placement, we sold to the public 7,250,000 shares of common stock and sold 250,000 shares of common stock to Staton Bell Blank Check LLC (“SBBC”), an entity jointly owned by two of our directors, at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150.0 million. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate mortgage backed securities (“MBS”). Some of these securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other Securities backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities”   and together with Agency Securities “MBS”) may benefit from credit enhancement derived from structural elements such as subordination, overcollateralization or insurance. We also may invest in collateralized commercial mortgage backed securities ("CMBS") and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of December 31, 2012, Agency Securities account for 89.5% of our portfolio and Non-Agency Securities account for 10.5% of our portfolio.

We intend to qualify and plan to elect to be taxed as a REIT under the Internal Revenue Code (“the Code”) for the year ended December 31, 2012 upon filing our federal income tax return for that year. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 3 - Summary of Significant Accounting Policies

Cash

Cash includes cash on deposit with financial institutions. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

MBS, at Fair Value

We invest primarily in MBS. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of December 31, 2012, all of our financial instrument investments consist of MBS, hedging and other derivative instruments related to the foregoing investments.

We generally intend to hold most of our MBS for long-term periods. We may, from time to time, sell any of our MBS as part of the overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

Agency Securities

As of December 31, 2012, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values, based on fair values obtained from third-party sources, with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statement of comprehensive income.

We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment on Agency Securities for the year ended December 31, 2012.

Non-Agency Securities

As of December 31, 2012, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Repurchase Agreements

We finance the acquisition of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value on our balance sheet. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative instruments and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our statement of operations currently. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivative activities as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on MBS. Accrued interest payable includes interest payable on our repurchase agreements.

Credit Risk

We have limited our exposure to credit losses on our portfolio of Agency Securities. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae Agency Securities are backed by the full faith and credit of the U.S. Government.

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. Government. While it is hoped that the conservatorship will help stabilize Freddie Mac's and Fannie Mae's losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency Securities.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S.’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S. Government’s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

 We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations; our actual yields could be higher or lower.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed.

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At December 31, 2012, we were authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 7,500,050 shares of common stock issued and outstanding at December 31, 2012.

Comprehensive Income

Comprehensive income refers to change in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amount and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Interest income on Non-Agency Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. Other than temporary impairments, which establish a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

Note 4 - Recent Accounting Pronouncements

In December 2011, the FASB issued amendments to authoritative guidance requiring entities that have financial instruments and derivative instruments to disclose information about offsetting and related arrangements. This guidance was further amended in January 2013. The disclosures required under this amended guidance are intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments. The provisions of these amendments are effective for annual periods beginning after January 1, 2013. The adoption of these amendments may change the presentation of our financial statements and related disclosures.

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and reported as part of the separate statement of comprehensive income. As of December 31, 2012, investments in Agency Securities accounted for 89.5% of our MBS portfolio.

 As of December 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2012 are also presented below.  All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.14% as of December 31, 2012.

December 31, 2012	Fannie Mae	Freddie Mac	Total Agency Securities
	(in thousands)
Principal Amount	$651,867	$403,589	$1,055,456
Net unamortized premium	38,683	22,821	61,504
Amortized cost	690,550	426,410	1,116,960

Unrealized gains	86	4	90
Unrealized losses	(2,480)	(2,212)	(4,692)
Fair value	$688,156	$424,202	$1,112,358

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities as of December 31, 2012.

	December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost
Less than one year	$-	$-
Greater than one year and less than three years	-	-
Greater than three years and less than five years	638,744	641,231
Greater than or equal to five years	473,614	475,729
Total Agency Securities	$1,112,358	$1,116,960

We use a third-party model to calculate the weighted average life of Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of the Agency Securities as of December 31, 2012, in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 months		12 Months or More		Total

As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012	$1,032,421	$(4,692)	$-	$-	$1,032,421	$(4,692)

The decline in value of these securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+. The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Also, we are guaranteed payment of the principal amount of the securities by the GSEs that created them.

Note 6 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value.  Fair value changes are reported in the statement of operations in the period in which they occur. . As of December 31, 2012, investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio.

	Non-Agency Securities (in thousands)
December 31, 2012	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime/Alt-A	$129,946	$127,037	$156,957	5.29%

Prime / Alt-A Non-Agency Securities as of December 31, 2012 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-values and a higher percentage of investment properties. These securities are generally rated below investment grade as of December 31, 2012.

The following table summarizes the weighted average lives of our Non-Agency Securities as of December 31, 2012.

	December 31, 2012
	(in thousands)
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost
Less than one year	$-	$-
Greater than one year and less than three years	-	-
Greater than three years and less than five years	5,763	5,678
Greater than or equal to five years	124,183	121,359
Total Non-Agency Securities	$129,946	$127,037

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and as of December 31, 2012 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 7 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from third-party sources, while unobservable inputs reflect management’s market assumptions. The ASC Topic No. 820 “Fair Value Measurement” classifies these inputs into the following hierarchy:

Level 1 Inputs- Quoted prices for identical instruments in active markets.

Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs- Prices determined using significant unobservable inputs. Unobservable inputs may be used in situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period). Unobservable inputs reflect management’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

The following describes the valuation methodologies used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Any transfers between levels are assumed to occur at the beginning of the reporting period.

Cash- Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value and is classified as Level 1.

 Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At December 31, 2012, all of our Agency Security values were based solely on third-party sources and therefore were classified as Level 2.

Non-Agency Securities Trading – The fair value for the Non-Agency Securities in our portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer.  In preparing the estimates, the Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with and transactions by other market participants.  We also periodically compare our estimates of fair value with those of our financing counterparties. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual bond. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Fair values calculated in this manner are considered Level 3.

Repurchase Agreements - The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements. The fair value of the repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments. Our repurchase agreements are classified as Level 2.

Derivative Transactions - The fair values of our interest rate swap contracts and interest rate swaptions are valued using third-party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly represented. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$1,112,358	$-	$1,112,358
Non-Agency Securities, trading	-	-	129,946	129,946
Derivatives	-	4,940	-	4,940
Liabilities at Fair Value:
Derivatives	$-	$365	$-	$365

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2012.

The following table provides a summary of the carrying values and fair values of our financial assets and liabilities as of December 31, 2012.

	December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$36,316	$36,316	$36,316	$-	$-
Accrued interest receivable	2,759	2,759	-	2,759	-
Financial Liabilities:
Repurchase agreements	$1,135,830	$1,135,830	$-	$1,135,830	$-
Accrued interest payable	844	844	-	844	-

The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

December 31, 2012
(in thousands)
Balance, beginning of period	$-
Purchases of securities, at cost	131,077
Principal repayments	(2,480)
Net gain	1,124
Discount accretion	225
Balance, end of period	$129,946
Net gains for outstanding Level 3 Assets	$1,124

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values totaling $0.1 billion as of December 31, 2012.

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	6.28%	17.65%	26.26%
Loss Severity (Life)	36.70	48.52	56.00
Discount rate	4.50	5.17	5.54

Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

Note 8 - Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements as of December 31, 2012.

December 31, 2012
(in thousands)
Within 30 days	$280,435
31 days to 60 days	629,311
61 days to 90 days	226,084
Greater than 90 days	-
Total	$1,135,830

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements as of December 31, 2012.

December 31, 2012
Number of MRA’s	26
Number of counterparties with repurchase agreements outstanding	18
Weighted average maturity in days	41
Weighted average contractual rate	0.62%
Haircut for repurchase agreements (1)	6.4%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Note 9 - Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Our derivative instruments are carried on our balance sheets, as assets or as liabilities at their fair value. We do not designate our activities as cash flow hedges and as such, we recognize changes in the market value of these transactions through earnings.

We have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

The following table presents information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying balance sheet as of December 31, 2012.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$325,000	$395	$(365)
Interest rate swaptions	130,000	4,545	-
Totals	$455,000	$4,940	$(365)

(1)	See Note 7, “Fair Value of Financial Instruments” for additional discussion.

The following table represents the location and information regarding our derivatives which are included in total other loss in the accompanying statement of operations for the period from June 21, 2012 through December 31, 2012.

		Loss Recognized in Income (in thousands)
Derivatives	Location on statements of operations	December 31, 2012
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$83
Interest expense	Realized loss on derivatives	(666)
Realized (loss)	Realized loss on derivatives	-
Changes in fair value	Unrealized loss on derivatives	614
		31
Interest rate swaptions:
Changes in fair value	Unrealized loss on derivatives	(916)
		(916)
Totals		$(885)

Note 10 - Share-Based Compensation

Stock Incentive Plan

On December 28, 2012, we adopted the 2012 Stock Incentive Plan (the "Plan") to attract, retain and reward directors and other persons who provide services to us in the course of operations (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), and will be subject to a ceiling amount of shares available for issuance under the plan. Pursuant to the Plan, the maximum number of shares of common stock reserved for the grant of awards thereunder is equal to 3.0% of the total issued and outstanding shares of common stock (on a fully diluted basis) at the time of the grant of the award (other than any shares of common stock issued or subject to awards made pursuant to the Plan).

The Plan allows for the Board to expand the types of awards available under the Plan and determine the maximum number of shares that may underlie these awards in any one year to any Eligible Individual. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

Awards under the Plan

As of December 31, 2012 there were 225,002 shares reserved for award under the Plan. No awards have been made to date.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 11 - Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the period from June 21, 2012 through December 31, 2012.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions) (1)
November 19, 2012	November 29, 2012	$0.23	$1.7
December 14, 2012	December 28, 2012	$0.23	$1.7

(1) Based on 7.5 million shares of record.

Equity Capital Raising Activities

The following table presents our equity transactions for the period from June 21, 2012 through December 31, 2012.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in millions)
Initial Capital Contribution	June 21, 2012	50	$20.00	$-
IPO	October 9, 2012	7,250,000	20.00	145.0
Private Placement	October 9, 2012	250,000	20.00	5.0

The underwriting discounts and commissions in connection with the IPO and our organizational costs and other costs related to the IPO were paid by SBBC and we did not reimburse SBBC for these costs. As a result, we received net proceeds from the IPO of $145.0 million.

Note 12 – Net Income per Common Share

We commenced operations on October 9, 2012 with the completion of our initial public and private offerings of a total of 7,500,000 common shares.  We were formed with the issuance of 50 common shares on June 21, 2012 and incurred expenses of $60 from that date through October 8, 2012.  GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis.  Because our income, expenses and capitalization were nominal during a majority of the June 21, 2012 through December 31, 2012 period presented in the accompanying statement of operations, weighted average shares outstanding of 3,247,000, as computed on a daily basis in accordance with GAAP, is not representative of the actual number of shares outstanding while we have been actively operating.  As a result, net income per common share of $1.88 and $1.88 per share, calculated in accordance with GAAP, is not meaningful under the circumstances.  Among other reasons, such calculation understates the actual shares outstanding during the relevant period of operations by including the pre-operating period.  As a result, such per share amounts overstate the amount of dividends per share that stockholders would be entitled to receive if our total net income for 2012 was distributed as earned.

To date, we have not issued any dilutive securities.

As described in Note 13, we are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. Through December 31, 2012, we distributed $3.4 million or $0.46 per share as dividends. As of December 31, 2012, undistributed retained earnings totaled $2.7 million or approximately $0.36 per share (based on the 7,500,050 shares then outstanding).

Note 13 – Income Taxes

We intend to qualify and plan to elect to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

The following table reconciles our GAAP net income to estimated REIT taxable income for the period from June 21, 2012 through December 31, 2012.

December 31, 2012
(in thousands)
GAAP Net income	$6,098
Book to tax differences (unaudited):
Net book/tax differences on Non-Agency Securities	(978)
Unrealized change in derivatives	302
Excise tax expense	46
Estimated taxable income	$5,468

The aggregate tax basis of our assets and liabilities is greater than our Total Stockholders’ Equity at December 31, 2012 by approximately $3.9 million, or approximately $0.53 per share (based on the 7,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. Through December 31, 2012, we distributed $3.4 million or $0.46 per share as dividends.  As of December 31, 2012, undistributed estimated REIT taxable income totaled $2.0 million or approximately $0.27 per share (based on the 7,500,050 shares then outstanding). Our total monthly dividend distributions for January and February, 2013, exceeded this amount, and accordingly, we have recognized no income tax liability related to undistributed REIT taxable income as of December 31, 2012.

We did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and consequently we accrued an excise tax of $46,000, which is included in income tax expense on our statement of operations.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 14 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 15 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”). The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised until gross equity raised (including our IPO and Private Placement equity) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. For the year ended December 31, 2012 we reimbursed ARRM $2,564 for expenses incurred on our behalf.

 ARRM is further entitled to receive a termination fee from us under certain circumstances.  The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2012.

We are not party to any pending, threatened or contemplated litigation

Note 15 - Related Party Transactions

We are externally managed by ARRM pursuant to the Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for successive one-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Under the terms of the Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

●	Advising us with respect to, arrange for and manage the acquisition, financing, management and disposition of, elements of our investment portfolio,
●	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,
●	Coordinating capital raising activities,
●
Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets  and providing administrative and managerial services in connection with our day-to-day operations and

●	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the year ended December 31, 2012 we reimbursed ARRM $2,564 for expenses incurred on our behalf

For the year ended December 31, 2012, we incurred $0.6 million in management fees to ARRM.

Also, JAVELIN and ARRM entered into a sub-management agreement with SBBC, an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, SBBC provides the following services to support ARRM's performance of services to us under the Management Agreement, in each case upon reasonable request by ARRM: (i) serving as a consultant to ARRM with respect to the periodic review of our investment guidelines; (ii) identifying for ARRM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ARRM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ARRM with respect to our stockholder and public relations matters; (v) advising and assisting ARRM with respect to our capital structure and capital raising; and (vi) advising ARRM on negotiating agreements relating to programs established by the U.S. government. In exchange for such services, ARRM pays SBBC a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the management agreement we entered into with ARRM. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ARRM the services described above in connection with ARRM's management of ARMOUR.

Note 16 - Interest Rate Risk

Our primary market risk is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned and the interest expense incurred in connection with the liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of MBS and our ability to realize gains from the sale of these assets. A decline in the value of the MBS pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

Note 17 – Subsequent Events

On January 30, 2013, a cash dividend of $0.23 per outstanding common share, or $1.7 million in the aggregate, was paid to holders of record on January 15, 2013.

On February 27, 2013, a cash dividend of $0.23 per outstanding common share, or $1.7 million in the aggregate, was paid to holders of record on February 15, 2013. We have also announced a cash dividend payable on March 27, 2013 to holders of record as of March 15, 2013 at a rate of $0.23 per outstanding common share.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 18- Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly financial results for the immediately preceding three quarters (from June 21, 2012).

	For the Period From June 21, 2012 Through June 30, 2012	For the Quarter Ended September 30, 2012	For the Quarter Ended December 31, 2012
	(in thousands, except per share amounts)
Interest income, net of premium amortization	$-	$-	$8,188
Interest expense	-	-	(1,455)
Net interest income	-	-	6,733
Net gain on Non-Agency Securities	-	-	1,124
Net loss on derivatives (1)	-	-	(885)
Expenses	-	-	(828)
Income tax expense	-	-	(46)
Net (loss) income	$-	$-	$6,098
Net (loss) income per common share	$-	$(1.20)	$0.89
Weighted average common shares outstanding	-	-	6,848
Common dividends declared	$-	$-	$3,450
Common shares of record	-	-	7,500
Dividends per common share	$-	$-	$0.46

(1)	Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the statement of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 2013	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	March 21, 2013
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman and	March 21, 2013
Jeffrey J. Zimmer	Secretary

/s/ James R. Mountain	Chief Financial Officer (Principal Financial and Accounting	March 21, 2013
James R. Mountain	Officer)

/s/ Daniel C. Staton	Chairman	March 18, 2013
Daniel C. Staton

/s/ Marc H. Bell	Director	March 18, 2013
Marc H. Bell

/s/ Thomas K. Guba	Director	March 18, 2013
Thomas K. Guba

/s/ Stewart J. Paperin	Director	March 18, 2013
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	March 18, 2013
John P. Hollihan, III

/s/ John C. Chrystal	Director	March 18, 2013
John C. Chrystal

/s/ Robert C. Hain	Director	March 19, 2013
Robert C. Hain