Form 10-Q
period 2013-03-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2013-05-07
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐ NO ☒

The number of outstanding shares of the Registrant’s common stock as of May 3, 2013 was 7,500,050.

JAVELIN Mortgage Investment Corp.
TABLE OF CONTENTS

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2013	December 31, 2012
Assets
Cash	$28,060	$36,316
Cash collateral posted	547	273
Agency Securities, available for sale, at fair value (including pledged assets of $1,059,756 and $1,087,452)	1,078,281	1,112,358
Non-Agency Securities, trading, at fair value (including pledged assets of $136,752 and $129,946)	136,752	129,946
Derivatives, at fair value	7,666	4,940
Accrued interest receivable	2,713	2,759
Prepaid and other assets	324	171
Total Assets	$1,254,343	$1,286,763

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,108,942	$1,135,830
Cash collateral held	5,782	1,426
Accrued interest payable	736	844
Derivatives, at fair value	597	365
Accounts payable and accrued expenses	278	251
Total Liabilities	1,116,335	1,138,716

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 250,000 shares authorized, 7,500 shares issued and outstanding at March 31, 2013 and December 31, 2012	8	8
Additional paid-in capital	149,993	149,993
Retained Earnings	8,449	2,648
Accumulated other comprehensive loss	(20,442)	(4,602)
Total Stockholders’ Equity	138,008	148,047
Total Liabilities and Stockholders’ Equity	$1,254,343	$1,286,763

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

For the Quarter Ended March 31, 2013
Interest Income:
Agency Securities, net of amortization of premium	$7,144
Non-Agency Securities, including discount accretion	1,860
Total interest income	9,004
Interest expense:
Repurchase agreements	(1,727)
Net interest income	7,277
Other Income:
Net gain on Non-Agency Securities	2,210
Net gain on derivatives (Note 9)	2,494
Total other income	4,704
Expenses:
Management fee	563
Professional fees	194
Insurance	56
Compensation	84
Other	106
Total expenses	1,003
Net income before taxes	10,978
Income tax expense	(2)
Net Income	10,976
Net income per common share (Note 12)	$1.46
Weighted average common shares outstanding	7,500
Dividends
Common dividends declared	$5,175
Common shares of record	7,500
Dividends declared per common share	$0.69

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

For the Quarter Ended March 31, 2013
Net Income	$10,976
Other comprehensive income:
Net unrealized loss on available for sale securities	(15,840)
Other comprehensive loss	(15,840)
Comprehensive Loss	$(4,864)

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Par Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	7,500	$8	$149,993	$2,648	$(4,602)	$148,047
Common dividends declared	-	-	-	(5,175)	-	(5,175)
Issuance of common stock, net	-	-	-	-	-	-
Net income	-	-	-	10,976	-	10,976
Other comprehensive loss	-	-	-	-	(15,840)	(15,840)
Balance, March 31, 2013	7,500	$8	$149,993	$8,449	$(20,442)	$138,008

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

For the Quarter Ended March 31, 2013
Cash Flows From Operating Activities:
Net income	$10,976
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	1,049
Accretion of net discount on Non-Agency Securities	286
Net gain on Non-Agency Securities	(2,210)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	46
Increase in prepaid and other assets	(153)
Increase in derivatives, at fair value	(2,494)
Decrease in accrued interest payable	(108)
Increase in accounts payable and accrued expenses	27
Net cash provided by operating activities	7,419
Cash Flows From Investing Activities:
Purchases of Non-Agency Securities	(9,757)
Principal repayments of Agency Securities	17,188
Principal repayments of Non-Agency Securities	4,875
Increase in cash collateral	4,082
Net cash provided by investing activities	16,388
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,609,523
Principal repayments on repurchase agreements	(1,636,411)
Common dividends paid	(5,175)
Net cash used in financing activities	(32,063)
Net decrease in cash	(8,256)
Cash - beginning of period	36,316
Cash - end of period	$28,060
Supplemental Disclosure:
Cash paid during the period for interest	$1,808
Non-Cash Investing and Financing Activities:
Unrealized loss on investment on available for sale securities	$(15,840)

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 1001 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of MBS (as defined below) and derivative instruments.

Note 2 – Organization and Nature of Business Operations

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

We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities (“MBS”). Some of these securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other Securities backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities”   and together with Agency Securities MBS) may benefit from credit enhancement derived from structural elements such as subordination, overcollateralization or insurance. We also may invest in collateralized commercial mortgage backed securities ("CMBS") and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of March 31, 2013, Agency Securities account for 88.7% of our portfolio and Non-Agency Securities account for 11.3% of our portfolio.

We intend to qualify and will elect to be taxed as a REIT under the Internal Revenue Code (“the Code”) for the year ended December 31, 2012 upon filing our federal income tax return for that year. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Note 3 – Summary of Significant Accounting Policies

Cash

Cash includes cash on deposit with financial institutions. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

Cash Collateral

The following table presents information related to net margin collateral posted (held) for interest rate swap contracts, interest rate swaptions and our securities which are included in cash collateral on the accompanying condensed balance sheets as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
	Fair Value (1)	Fair Value (1)
Interest rate swap contracts	$425	$273
Interest rate swaptions	(5,431)	(1,426)
Securities	(229)	-
Totals	$(5,235)	$(1,153)

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

MBS, at Fair Value

We invest primarily in MBS. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of March 31, 2013 and December 31, 2012, all of our financial instrument investments consist of MBS and derivative instruments related to the foregoing investments.

We generally intend to hold most of our MBS for extended periods of time. We may, from time to time, sell any of our MBS as part of the overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

Agency Securities

As of March 31, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values, based on fair values obtained from third-party sources, with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statement of comprehensive income.

We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment on Agency Securities for the quarter ended March 31, 2013.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Non-Agency Securities

As of March 31, 2013 and December 31, 2012, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

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

Derivatives

We recognize all derivatives as either assets or liabilities at fair value on our condensed balance sheets. We do not designate our derivatives as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivatives and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our condensed statement of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

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

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. Government.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Fannie Mae and Freddie Mac remain in conservatorship of the U.S. Government. There can be no assurances how or when the U.S. Government will end these conservatorships or how the future profitability of Fannie Mae and Freddie Mac and any future credit rating actions may impact the credit risk associated with Agency Securities and, therefore, the value of the Agency Securities in our portfolio.

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations; our actual yields could be higher or lower.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Common Stock

At March 31, 2013, we were authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 7,500,050 shares of common stock issued and outstanding at March 31, 2013 and December 31, 2012.

Comprehensive Income (loss)

Comprehensive (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

Reclassification

Cash collateral positions have been presented separately in the December 31, 2012 balance sheet to conform to the current presentation. No other reclassifications have been made to previously reported amounts.

Note 4 – Recent Accounting Pronouncements

Accounting Standards Adopted in 2013

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, Balance Sheet (Topic 210). This update to ASU 2011-11 addressed implementation issues and applied to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance did not affect the presentation of Derivatives, at fair value on our condensed balance sheets.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, Comprehensive Income (Topic 220). This update to ASU 2011-12 addressed improving the reporting of reclassifications out of accumulated other comprehensive income by requiring reporting of the effect of significant reclassifications out of accumulated net income if the amount being reclassified is required under GAAP to be classified in its entirety to net income. For amounts not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about these amounts. The update did not change the current requirements for reporting net income or other comprehensive income and resulted in additional disclosure but had no significant effect on our condensed financial statements. The guidance was effective for reporting periods beginning after December 15, 2012 and was applied prospectively.

Note 5 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statement of comprehensive income. As of March 31, 2013 investments in Agency Securities accounted for 88.7% of our MBS portfolio.

As of March 31, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of March 31, 2013 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.14% as of March 31, 2013.

March 31, 2013	Fannie Mae	Freddie Mac	Total Agency Securities
	(in thousands)
Principal Amount	$641,220	$397,048	$1,038,268
Net unamortized premium	38,020	22,435	60,455
Amortized cost	679,240	419,483	1,098,723

Unrealized gains	-	-	-
Unrealized losses	(11,515)	(8,927)	(20,442)
Fair value	$667,725	$410,556	$1,078,281

  As of December 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2012 are also presented below. As of December 31, 2012 investments in Agency Securities accounted for 89.5% of our MBS portfolio. All of our Agency Securities were fixed rate securities with a weighted average coupon of 3.14% as of December 31, 2012.

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

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the weighted average lives of our Agency Securities as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than three years	-	-	-	-
Greater than three years and less than five years	95,921	96,844	638,744	641,231
Greater than or equal to five years	982,360	1,001,879	473,614	475,729
Total Agency Securities	$1,078,281	$1,098,723	$1,112,358	$1,116,960

We use a third-party model to calculate the weighted average life of Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of March 31, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013	$1,078,281	$(20,442)	$-	$-	$1,078,281	$(20,442)
December 31, 2012	1,032,421	(4,692)	-	-	1,032,421	(4,692)

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

As of March 31, 2013, investments in Non-Agency Securities accounted for 11.3% of our MBS portfolio.

	Non-Agency Securities (in thousands)
March 31, 2013	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime/Alt-A	$136,752	$131,633	$160,955	5.35%

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2012, investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio.

	Non-Agency Securities (in thousands)
December 31, 2012	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime/Alt-A	$129,946	$127,037	$156,957	5.29%

Prime/Alt-A Non-Agency Securities as of March 31, 2013 and December 31, 2012 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintages. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan-to-values and a higher percentage of investment properties. These securities were generally rated below investment grade as of March 31, 2013 and December 31, 2012.

The following table summarizes the weighted average lives of our Non-Agency Securities as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than three years	-	-	-	-
Greater than three years and less than five years	5,584	5,409	5,763	5,678
Greater than or equal to five years	131,168	126,224	124,183	121,359
Total Non-Agency Securities	$136,752	$131,633	$129,946	$127,037

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and as of March 31, 2013 and December 31, 2012 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 7 – Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from third-party sources, while unobservable inputs reflect management’s market assumptions. The ASC Topic No. 820 “Fair Value Measurement” classifies these inputs into the following hierarchy:

Level 1 Inputs - Quoted prices for identical instruments in active markets.

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Prices determined using significant unobservable inputs. Unobservable inputs may be used in situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period). Unobservable inputs reflect management’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following describes the valuation methodologies used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Any transfers between levels are assumed to occur at the beginning of the reporting period.

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value and is classified as Level 1. Cash balances posted or held by counterparties as collateral are classified as Level 2

  Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. As of March 31, 2013 and December 31, 2012, all of our Agency Security values are based solely on third-party sources and therefore were classified as Level 2.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer.  In preparing the estimates, the Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with and transactions by other market participants.  We also periodically compare our estimates of fair value with those of our financing counterparties. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. We compare our estimates of fair value of our Non-Agency Securities with pricing from third-party pricing services and dealer marks received to validate our assumptions of cash flow and market yield.  Fair values calculated in this manner are considered Level 3.

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

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$1,078,281	$-	$1,078,281
Non-Agency Securities, trading	-	-	136,752	136,752
Derivatives	-	7,666	-	7,666
Liabilities at Fair Value:
Derivatives	$-	$597	$-	$597

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$1,112,358	$-	$1,112,358
Non-Agency Securities, trading	-	-	129,946	129,946
Derivatives	-	4,940	-	4,940
Liabilities at Fair Value:
Derivatives	$-	$365	$-	$365

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	At March 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$28,060	$28,060	$28,060	$-	$-
Cash collateral posted	547	547		547
Accrued interest receivable	2,713	2,713	-	2,713	-
Financial Liabilities:
Repurchase agreements	$1,108,942	$1,108,942	$-	$1,108,942	$-
Cash collateral held	5,782	5,782	-	5,782	-
Accrued interest payable	736	736	-	736	-

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$36,316	$36,316	$36,316	$-	$-
Cash collateral posted	273	273		273
Accrued interest receivable	2,759	2,759	-	2,759	-
Financial Liabilities:
Repurchase agreements	$1,135,830	$1,135,830	$-	$1,135,830	$-
Cash collateral held	1,426	1,426	-	1,426	-
Accrued interest payable	844	844	-	844	-

The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2013.

March 31, 2013
(in thousands)
Balance, beginning of period	$129,946
Purchase of securities, at cost	9,757
Principal repayments	(4,875)
Net gain	2,210
Discount accretion	(286)
Balance, end of period	$136,752
Net gains for outstanding Level 3 Assets	$2,210

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values totaling $136.8 million and $129.9 million as of March 31, 2013 and December 31, 2012.

March 31, 2013

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	6.04%	17.24%	24.67%
Loss Severity (Life)	35.50	47.92	60.20
Discount rate	4.25	4.51	4.76

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2012

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

Note 8 – Repurchase Agreements

As of March 31, 2013 we had master repurchase agreements with 27 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties. As of December 31, 2012 we had master repurchase agreements with 26 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements.

March 31, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,006,136	0.43%	29	4.74%
Non-Agency Securities	102,806	2.03%	32	24.78%
Total	$1,108,942	0.58%	29	7.0%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

December 31, 2012
	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,033,496	0.48%	43	4.83%
Non-Agency Securities	102,334	2.07%	25	22.35%
Total	$1,135,830	0.62%	41	6.4%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$536,075	$280,435
31 days to 60 days	552,091	629,311
61 days to 90 days	20,776	226,084
Greater than 90 days	-	-
Total	$1,108,942	$1,135,830

Note 9 – Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions as well as purchasing or selling Futures Contracts. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our condensed balance sheets, as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

We have agreements with our swap (including swaption) counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value; notional amount and remaining term of the interest rate swap contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed balance sheets as of March 31, 2013 and December 31, 2012.

March 31, 2013

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$475,000	$2,792	$(597)
Interest rate swaptions	130,000	4,874	-
Totals	$605,000	$7,666	$(597)

(1)	See Note 7, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$325,000	$395	$(365)
Interest rate swaptions	130,000	4,545	-
Totals	$455,000	$4,940	$(365)

(1)	See Note 7, “Fair Value of Financial Instruments” for additional discussion.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2013
		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$2,792	$(172)	$-	$2,620
Interest rate swaptions	4,874	-	(5,431)	(557)
Totals	$7,666	$(172)	$(5,431)	$2,063

		Gross Amounts Not Offset in the Condensed Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(597)	$172	$425	$-
Totals	$(597)	$172	$425	$-

December 31, 2012

		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$395	$(92)	$-	$303
Interest rate swaptions	4,545	-	(1,426)	3,119
Totals	$4,940	$(92)	$(1,426)	$3,422

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

		Gross Amounts Not Offset in the Condensed Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(365)	$92	$273	$-
Totals	$(365)	$92	$273	$-

The following table represents the location and information regarding our derivatives which are included in Other Income in the accompanying condensed statement of operations for the quarter ended March 31, 2013.

		Income Recognized (in thousands)
Derivatives	Location on statement of operations	March 31, 2013
Interest rate swap contracts:
Interest income	Net gain on derivatives	$113
Interest expense	Net gain on derivatives	(1,063)
Realized (loss)	Net gain on derivatives	-
Changes in fair value	Net gain on derivatives	3,115
		2,165
Interest rate swaptions:
Changes in fair value	Net gain on derivatives	329
		329
Totals		$2,494

Note 10 – Share-Based Compensation

Stock Incentive Plan

On October 2, 2012, we adopted the 2012 Stock Incentive Plan (the "Plan") to attract, retain and reward directors and other persons who provide services to us in the course of operations (collectively "Eligible Individuals").

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

Awards under the Plan

As of March 31, 2013 there were 225,002 shares reserved for award under the Plan. No awards have been made to date.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Stockholders’ Equity

Dividends

               The following tables present our common stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	0.23	1,725
March 15, 2013	March 27, 2013	0.23	1,725

Equity Capital Raising Activities

               We did not have any equity transactions for the quarter ended March 31, 2013.

Note 12 – Net Income per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis.  Net income per common share was $1.46 for the quarter ended March 31, 2013.

To date, we have not issued any dilutive securities.

Note 13 – Income Taxes

We intend to qualify and will elect to be taxed as a REIT under the Code for the year ended December 31, 2012 upon filing our federal income tax return for that year. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarter ended March 31, 2013.
March 31, 2013
(in thousands)
GAAP Net income	$10,976
Book to tax differences :
Net book/tax differences on Non-Agency Securities	(1,726)
Unrealized change in the fair value of derivatives	(3,444)
Income tax expense	2
Estimated taxable income	$5,808

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at March 31, 2013 by approximately $14.6 million, or approximately $1.95 per share (based on the 7,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. For the quarter ended March 31, 2013, we paid dividends of $0.23 per outstanding share of common stock for each month of the quarter, resulting in total payments to stockholders of $5.2 million. Our estimated REIT taxable income available to pay dividends was $5.8 million for the quarter ended March 31, 2013. As of March 31, 2013, undistributed retained earnings totaled $8.4 million or approximately $1.13 per share and under distributed estimated REIT taxable income was $2.7 million, or approximately $0.35 per share (per share amounts are based on the 7,500,050 shares then outstanding).

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 14 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 15 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”). The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised until gross equity raised (including our IPO and Private Placement equity) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. For the quarter ended March 31, 2013, we reimbursed ARRM $11,000 for other expenses incurred on our behalf.

 ARRM is further entitled to receive a termination fee from us under certain circumstances.  The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.

We are not party to any pending, threatened or contemplated litigation.

Note 15 – Related Party Transactions

We are externally managed by ARRM pursuant to the Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for successive one-year terms, unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Under the terms of the Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

•	Advising us with respect to, arranging for and managing the acquisition, financing, management and disposition of, elements of our investment portfolio,
•	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,
•	Coordinating capital raising activities,
•
Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets  and providing administrative and managerial services in connection with our day-to-day operations and

•	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.
•
ARRM is also responsible for the payment of a sub-management fee payable monthly in arrears to Staton Bell Blank Check LLC in an amount equal a retainer of $115,000 plus 25% of the base management fee earned by ARRM, net of expenses.

ARRM is also responsible for the payment of a sub-management fee payable monthly in arrears to Staton Bell Blank Check LLC in an amount equal a retainer of $115,000 plus 25% of the base management fee earned by ARRM, net of expenses.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter ended March 31, 2013, we reimbursed ARRM $11,000 for other expenses incurred on our behalf.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the quarter ended March 31, 2013, we incurred $0.6 million in management fees to ARRM.

Note 16 – Interest Rate Risk

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

Note 17 – Subsequent Events

On April 29, 2013, a cash dividend of $0.23 per outstanding common share, or $1.7 million in the aggregate, was paid to holders of record on April 15, 2013. We have also announced cash dividends of $0.23 per outstanding common share payable May 30, 2013 to holders of record on May 15, 2013 and payable June 27, 2013 to holders of record on June 14, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of mortgage backed securities (“MBS”) and mortgage loans. Some of these securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae), (collectively, “Agency Securities”), and other securities backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and, together with Agency Securities, MBS), which we refer to as our target assets. We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT, which invests in and manages a leveraged portfolio of hybrid adjustable rate, adjustable rate and fixed rate Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

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

We intend to qualify and will elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (“the Code”) for the year ended December 31, 2012 upon filing our federal income tax return for that year. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

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

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include,

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our use of derivatives to hedge interest rate risk;
•	the REIT requirements; and
•	the requirements to qualify for an exemption under the Investment Company Act of 1940 (the “1940 Act”) and other regulatory and accounting policies related to our business.

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement. All of our executive officers are also employees of ARRM (see Note 15 to the condensed financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for additional one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including from our IPO and Private Placement) up to $1 billion, plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. For the quarter ended March 31, 2013, we reimbursed ARRM $10,853 for expenses incurred on our behalf.

 ARRM is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Also, JAVELIN and ARRM entered into a sub-management agreement with to Staton Bell Blank Check LLC (“SBBC”), an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, SBBC provides the following services to support ARRM's performance of services to us under the Management Agreement, in each case upon reasonable request by ARRM: (i) serving as a consultant to ARRM with respect to the periodic review of our investment guidelines; (ii) identifying for ARRM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ARRM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ARRM with respect to our stockholder and public relations matters; (v) advising and assisting ARRM with respect to our capital structure and capital raising; and (vi) advising ARRM on negotiating agreements relating to programs established by the U.S. government. In exchange for such services, ARRM pays SBBC a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the management agreement we entered into with ARRM. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ARRM the services described above in connection with ARRM's management of ARMOUR.

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

U.S. Government Mortgage Related Securities Market Intervention

 In September 2012, the Fed announced a third “quantitative easing” program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs are expected to grow the Fed’s Agency Securities holding by approximately $85 billion per month at least through the end of 2012. On December 12, 2012, the Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the Federal Reserve’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

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

Financial Regulatory Reform Bill and Other Government Activity

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company pursuant to the exclusion provided by Section 3(c)(5)(C) of the 1940 Act for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act (such as us) should continue to be allowed to rely on such exclusion from registration. If we fail to continue to qualify for this exclusion from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exclusion, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the 1940 Act, either of which could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

Certain programs initiated by the U.S. Government, through the Federal Housing Administration and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency Securities could be that such holders would experience changes in the anticipated yields of their Agency Securities due to (i) increased prepayment rates and/or (ii) lower interest and principal payments.

In March 2009, the Home Affordable Modification Program (“HAMP”) was introduced to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. HAMP is designed to help at risk homeowners, both those who are in default and those who are at imminent risk of default, by providing the borrower with affordable and sustainable monthly payments.

In October 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan to value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan to value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates.

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

•	Creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;
•	Implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;
•	Providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and
•	Reforming regulation of credit rating agencies.

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency Securities and interest rate swap contracts as much of the bill’s implementation has not yet been defined by the regulators.

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the U.S., which is continuing to evaluate comments on its specific implementation proposals. It is presently unclear when the U.S. will complete its implementation of Basel III reforms and whether the adoption of these reforms will affect our business.

On September 28, 2012, the United Kingdom Financial Services Authority (“FSA”) released the results of its review of the process for setting the London Interbank Offered Rate (“LIBOR”) interest rate for various currencies and maturities (“Wheatley Review”). Some of our derivative positions use various maturities of U.S. dollar LIBOR. Our borrowings in the repurchase market have also historically tracked these LIBOR rates. The Wheatley Review found, among other things, that potential conflicts of interests coupled with insufficient oversight and accountability resulted in some reported LIBOR rates that did not reflect the true cost of inter-bank borrowings they were meant to represent.

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

There can be no assurance whether or when the Wheatley Review recommendations will be implemented in whole or in part. The company’s derivatives and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. However, there can be no assurance whether the implementation of any Wheatley Review recommendations would have a material impact on the future reported levels of LIBOR rates relevant to the company’s derivatives or repurchase borrowings.

Credit Market Disruption and Current Conditions

During the past few years, the residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the MBS we purchase and an increase in the average collateral requirements under our repurchase agreements we have obtained. While these markets have recovered significantly, further increased volatility and deterioration in the broader residential mortgage and residential mortgage backed securities (“RMBS”) markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS.

Interest Rates

In December 2008, the Fed stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0.00% and 0.25%. To date, the Fed has maintained that target range. Our funding costs, which traditionally have tracked the 30-day LIBOR have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate and the Effective Federal Funds Rate. The Effective Federal Funds Rate can differ from the Federal Funds Rate in that the Effective index represents the volume weighted average of interest rates at which depository institutions lend balances at the Fed to other depository institutions overnight (actual transactions, rather than target rate).

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

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at March 31, 2013 and March 31, 2012.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
March 31, 2013	0.20%	0.09%
March 31, 2012	0.24	0.09

Results of Operations

Net Income Summary

Our primary source of income is the interest income we earn on our investment portfolio. As of March 31, 2013, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost, of 105.82% because the average interest rates on these securities are higher than prevailing market rates. As of March 31, 2013, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 81.78% because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio for the quarter ended March 31, 2013.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities	2.73%	0.92%	1.81%	0.46%
Non-Agency Securities	4.61	2.06	2.55	2.06
Total portfolio	2.99	1.03	1.96	0.61

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended March 31, 2013 was 3.8% on a constant prepayment basis. Interest rates on Non-Agency Securities repurchase agreements are generally higher than those for Agency Securities repurchase agreements reflecting the relatively higher perceived risk.

The Federal Funds Rate was 0.09% and LIBOR was 0.20% at March 31, 2013. We increased our total interest rate swap contracts aggregate notional balance from $325.0 million at December 31, 2012 to $475.0 million at March 31, 2013. Our interest rate swap contracts had a weighted average swap rate of 1.6% and a weighted average term of 112 months at March 31, 2013. As of March 31, 2013, our total interest rate swaptions aggregate notional balance did not change from $130.0 million at December 31, 2012. Our swaptions had an underlying weighted average swap rate of 1.9% and a weighted average term of 6 months at March 31, 2013.

Net Interest Income

Our net interest income for the quarter ended March 31, 2013 was $7.3 million. As of March 31, 2013, our MBS portfolio consisted of $1.1 billion current face amount of Agency Securities and $136.8 million current face amount of Non-Agency Securities.

Gains and Losses on Sale of Agency Securities

During the quarter ended March 31, 2013, we did not sell any MBS.

Expenses

Our total expenses for the quarter ended March 31, 2013, were $1.0 million.

Taxable Income

We intend to qualify and will elect to be taxed as a REIT under the Code for the year ended December 31, 2012 upon filing our federal income tax return for that year. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarter ended March 31, 2013.

March 31, 2013
(in thousands)
GAAP Net income	$10,976
Book to tax differences:
Net book/tax differences on Non-Agency Securities	(1,726)
Unrealized change in fair value of derivatives	(3,444)
Income tax expense	2
Estimated taxable income	$5,808

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at March 31, 2013 by approximately $14.6 million, or approximately $1.95 per share (based on the 7,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. For the quarter ended March 31, 2013, we paid dividends of $0.23 per outstanding share of common stock for each month of the quarter, resulting in total payments to stockholders of $5.2 million.  Our estimated REIT taxable income available to pay dividends was $5.8 million for the quarter ended March 31, 2013. As of March 31, 2013, undistributed retained earnings totaled $8.4 million or approximately $1.13 per share and under distributed estimated REIT taxable income was $2.7 million, or approximately $0.35 per share (per share amounts are based on the 7,500,050 shares then outstanding).

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

The tables below summarize certain characteristics of our Agency Securities as of March 31, 2013 and December 31, 2012 (dollars in thousands). All of our Agency Securities were fixed rate securities as of March 31, 2013 and December 31, 2012.

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
March 31, 2013	$1,038,268	$60,455	$1,098,723	105.82%	$1,078,281	103.85%	3.14%
December 31, 2012	1,055,456	61,504	1,116,960	105.83	1,112,358	105.39	3.14

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
March 31, 2013	$1,038,268	3.14%	339	100.0%
December 31, 2012	1,055,456	3.14	342	100.0

The following table shows the average principal repayment rate for those securities which have settled for the quarterly period presented.

Quarter ended	Average Quarterly Principal Repayment Rate
March 31, 2013	3.8%

As of March 31, 2013, our Agency Security portfolio consisted of approximately $1.1 billion in market value of Agency Securities with fixed-interest rate periods of fifteen, twenty, twenty five and thirty years.

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

The table below summarizes certain characteristics of our Non-Agency Securities as of March 31, 2013 and December 31, 2012 (dollars in thousands).

Non-Agency Securities:

As of	Principal Amount	Net Unamortized Discount	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
March 31, 2013	$160,955	$(29,322)	$131,633	81.78%	$136,752	84.96%	5.35%
December 31, 2012	156,957	(29,920)	127,037	80.94	129,946	82.79	5.29

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 18 of which we had done repurchase trades with as of March 31, 2013 and December 31, 2012. We had outstanding borrowings under our repurchase agreements as of March 31, 2013 and December 31, 2012 of $1.1 billion and $1.1 billion, respectively.

Derivative Instruments

We generally hedge our interest rate risk as ARRM deems prudent in light of market conditions and the associated costs. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages (“ARMs”) if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

•	available derivatives may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the derivatives may not match the duration of the related liability;
•	the party owing money on the derivatives may default on its obligation to pay;
•	the credit-quality of the party owing money on the derivatives may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•
the value of derivatives may be adjusted from time to time in accordance with GAAP to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.

As of March 31, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $475.0 million and $325.0 million, respectively. As of March 31, 2013, our total interest rate swaptions aggregate notional balance did not change from the aggregate notional balance of $130.0 million at December 31, 2012. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarter ended March 31, 2013, we recognized net gains of $2.5 million related to our derivatives. The net unrealized loss on Agency Securities for the quarter ended March 31, 2013 was $15.8 million.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We may be required to begin clearing certain new interest rate swap contracts as early as June 2013. There can be no assurances what effects, if any, these interest rate swap clearing requirements will have on the availability, pricing, liquidity or margin requirements associated with cleared or un-cleared interest rate swap contracts that we might enter into in the future.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available to support our investments, repayments on borrowings and the payment of cash dividends as required for qualification as a REIT.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2013, we purchased $9.8 million current face amount of MBS using proceeds from our repurchase agreements and principal repayments. During the quarter ended March 31, 2013, we received cash of $22.1 million from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $1.1 billion for the quarter ended March 31, 2013 and we made cash interest payments of approximately $1.8 million on our liabilities for the quarter ended March 31, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Facilities

As of March 31, 2013, we had master repurchase agreements with 27 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties. As of December 31, 2012, we had master repurchase agreements with 26 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements.

March 31, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,006,136	0.43%	29	4.74%
Non-Agency Securities	102,806	2.03%	32	24.78%
Total	$1,108,942	0.58%	29	7.0%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

December 31, 2012
	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,033,496	0.48%	43	4.83%
Non-Agency Securities	102,334	2.07%	25	22.35%
Total	$1,135,830	0.62%	41	6.4%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

	March 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$536,075	$280,435
31 days to 60 days	552,091	629,311
61 days to 90 days	20,776	226,084
Greater than 90 days	-	-
Total	$1,108,942	$1,135,830

Declines in the value of our MBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

The residential mortgage market in the U.S. experienced difficult economic conditions over the last several years including:

•	increased volatility of many financial assets, including Agency Securities and other high-quality RMBS assets;
•	increased volatility and deterioration in the broader residential mortgage and RMBS markets; and
•	significant disruption in financing of RMBS.

While conditions have improved, should there be a reoccurrence of difficulties in the residential mortgage market, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing.

Financial sector volatility can also lead to increased demand and prices for high quality debt securities, including Agency Securities. While increased prices may increase the value of our MBS, higher values may also reduce the return on reinvestment of capital, thereby lowering our future profitability.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At March 31, 2013 and December 31, 2012, our total borrowings were approximately $1.1 billion and $1.1 billion (excluding accrued interest), respectively, which represented a debt to equity ratio of approximately 8.04:1 and 7.67:1, respectively.

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

Stockholder’s Equity

Dividends

The following tables present our common stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	0.23	1,725
March 15, 2013	March 27, 2013	0.23	1,725

Equity Capital Raising Activities

We did not have any equity transactions for the quarter ended March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of Agency Securities and Non-Agency Securities

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

Subsequent Events

See Note 17 to the condensed financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

•	our business and investment strategy;
•	our anticipated results of operations;
•	statements about future dividends;
•	our ability to obtain financing arrangements;
•	our understanding of our competition and ability to compete effectively;
•	market, industry and economic trends; and
•	interest rates.

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

●	our limited operating history;
●	ARRM’s limited experience in acquiring or financing Non-Agency Securities;
●
the factors referenced in this report and those factors set forth in our filings with the SEC, including but not limited to, our other Quarterly Reports on Form 10-Q, our most recent Annual Report on Form 10-K, and our current reports on Form 8-K;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. Currently, all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2013 and December 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of March 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(15.94)%	(1.31)%
0.50	(7.66)	(0.47)
(0.50)	6.48	1.10
(1.00)	(3.59)	(0.89)

As of December 31, 2012
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(12.26)%	(1.95)%
0.50	(5.35)	(0.60)
(0.50)	2.91	0.66
(1.00)	(6.32)	0.51

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and ARRM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 21, 2013 with the SEC.

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

Date: May 6, 2013	JAVELIN MORTGAGE INVESTMENT CORP.
/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith
(2)	Furnished herewith

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.