Form 10-Q
period 2013-06-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2013-08-05
CIK 1552890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of the Registrant’s common stock as of August 2, 2013 was 13,500,050.

JAVELIN Mortgage Investment Corp.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2013	December 31, 2012
Assets
Cash	$47,938	$36,316
Cash collateral posted	52,101	273
Agency Securities, available for sale, at fair value (including pledged securities of $1,831,220 and $1,087,452)	1,831,970	1,112,358
Non-Agency Securities, trading, at fair value (including pledged securities of $136,743 and $129,946)	148,953	129,946
Linked Transactions, net, at fair value	8,727	-
Derivatives, at fair value	48,225	4,940
Accrued interest receivable	5,023	2,759
Prepaid and other assets	326	171
Total Assets	$2,143,263	$1,286,763

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net	$1,658,953	$1,135,830
Obligations to return securities received as collateral, at fair value	234,492	-
Cash collateral held	44,456	1,426
Derivatives, at fair value	-	365
Accrued interest payable	871	844
Accounts payable and other accrued expenses	425	251
Total Liabilities	1,939,197	1,138,716

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 250,000 shares authorized, 13,500 and 7,500 shares issued and outstanding at June 30, 2013 and December 31, 2012	14	8
Additional paid-in capital	263,204	149,993
Retained Earnings	38,751	2,648
Accumulated other comprehensive loss	(97,903)	(4,602)
Total Stockholders’ Equity	204,066	148,047
Total Liabilities and Stockholders’ Equity	$2,143,263	$1,286,763

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period From June 21, 2012 Through June 30, 2012
Interest Income:
Agency Securities, net of amortization of premium	$9,336	$16,480	$-
Non-Agency Securities, including discount accretion	1,832	3,692	-
Total Interest Income	11,168	20,172	-
Interest expense	(1,924)	(3,651)	-
Net interest income	9,244	16,521	-
Other (Loss) Income:
Realized net loss on Non-Agency Securities	(5,635)	(3,426)	-
Realized loss on short sale of U.S. Treasury Securities	(390)	(390)	-
Unrealized net loss and net interest income from Linked Transactions	(2,288)	(2,288)	-
Unrealized loss on sale of U.S. Treasury Securities sold short	(2,716)	(2,716)	-
Subtotal	(11,029)	(8,820)	-
Realized loss on derivatives (1)	(1,989)	(2,939)	-
Unrealized gain on derivatives	43,181	46,626	-
Subtotal	41,192	43,687	-
Total Other Income	30,163	34,867	-
Expenses:
Management fee	790	1,352	-
Professional fees	138	333	-
Insurance	56	112	-
Board compensation	67	150	-
Other	119	226	-
Total expenses	1,170	2,173	-
Net income before taxes	38,237	49,215	-
Income tax expense	-	(2)	-
Net Income	$38,237	$49,213	$-
Net Income per common share (Note 13)	$3.56	$5.39	$-
Weighted average common shares outstanding	10,731	9,124	-
Dividends
Common stock dividends declared	$7,935	$13,110	$-
Common stock dividends declared per share	$0.69	$1.38	$-
Common shares of record-end of period	13,500	13,500	-

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed statements of operations. For additional information, see Note 9 to the condensed financial statements.

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period From June 21, 2012 Through June 30, 2012
Net Income	$38,237	$49,213	$-
Other comprehensive loss:
Net unrealized loss on available for sale Agency Securities	(77,461)	(93,301)	-
Other comprehensive loss	(77,461)	(93,301)	-
Comprehensive Loss	$(39,224)	$(44,088)	$-

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Shares	Par Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2013	7,500	$8	$149,993	$2,648	$(4,602)	$148,047
Common stock dividends declared	-	-	-	(13,110)	-	(13,110)
Issuance of common stock, net	6,000	6	113,211	-	-	113,217
Net income	-	-	-	49,213	-	49,213
Other comprehensive loss	-	-	-	-	(93,301)	(93,301)
Balance, June 30, 2013	13,500	$14	$263,204	$38,751	$(97,903)	$204,066

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2013	For the Period From June 21, 2012 Through June 30, 2012
Cash Flows From Operating Activities:
Net income	$49,213	$-
Adjustments to reconcile net income to net cash provided by operating activities:		-
Net amortization of premium on Agency Securities	2,627	-
Accretion of net discount on Non-Agency Securities	596	-
Realized net loss on Non-Agency Securities	3,426	-
Unrealized net loss and net interest income from Linked Transactions	2,288	-
Realized loss on short sale of U.S. Treasury Securities	390	-
Changes in operating assets and liabilities:		-
Increase in accrued interest receivable	(2,264)	-
Increase in prepaid and other assets	(155)	-
Increase in derivatives, at fair value	(43,650)	-
Increase in accrued interest payable	27	-
Increase in accounts payable and other accrued expenses	174	-
Net cash provided by operating activities	12,672	-
Cash Flows From Investing Activities:
Purchases of Agency Securities	(858,581)	-
Purchases of Non-Agency Securities	(33,275)	-
Cash disbursements on Linked Transactions	(11,015)	-
Principal repayments of Agency Securities	43,042	-
Principal repayments of Non-Agency Securities	10,246	-
Disbursements on reverse repurchase agreements	(1,008,393)	-
Receipts from reverse repurchase agreements	771,375	-
Increase in cash collateral	(8,798)	-
Net cash used in investing activities	(1,095,399)	-
Cash Flows From Financing Activities:
Initial capital contribution	-	1
Issuance of common stock, net of expenses	113,217	-
Proceeds from repurchase agreements	5,207,875	-
Principal repayments on repurchase agreements	(4,447,735)	-
Proceeds from sales of U.S. Treasury Securities	304,228	-
Purchases of U.S. Treasury Securities	(70,126)	-
Common stock dividends paid	(13,110)	-
Net cash provided by financing activities	1,094,349	1
Net increase in cash	11,622	1
Cash - beginning of period	36,316	-
Cash - end of period	$47,938	$1
Supplemental Disclosure:
Cash paid during the period for interest	$3,560	$-
Non-Cash Investing and Financing Activities:
Unrealized loss on investment in available for sale Agency Securities	$93,301	$-

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 1001 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

We are an externally managed Maryland corporation formed on June 18, 2012 and managed by ARRM (see Note 16, “Related Party Transactions” for additional discussion).  On June 21, 2012, an initial capital contribution of $1,000 was made to us and we issued 50 shares of common stock. On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1,000 shares to 250,000,000 shares and authorized 25,000,000 shares of preferred stock, par value $0.001 per share, for issuance. The registration statement for our initial public offering (“IPO”) was declared effective on October 2, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol “JMI”. We commenced operations upon consummation of our IPO and concurrent private placement (the “Private Placement”) of our common stock on October 9, 2012.  Pursuant to our IPO and Private Placement, we sold to the public 7,250,000 shares of common stock and sold 250,000 shares of common stock to Staton Bell Blank Check LLC (“SBBC”), an entity jointly owned by two of our directors, at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150.0 million. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other Securities backed by residential mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities”   and together with Agency Securities, (“MBS”)) may benefit from credit enhancement derived from structural elements such as subordination, overcollateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities.

We have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Cash Collateral

The following table presents information related to margin collateral posted (held) for MBS, interest rate swap contracts and interest rate swaptions which are included in cash collateral on the accompanying condensed balance sheets as of June 30, 2013 and December 31, 2012.

June 30, 2013

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
MBS	$52,101	$(48)
Interest rate swap contracts	-	(37,140)
Interest rate swaptions	-	(7,268)
Totals	$52,101	$(44,456)

(1)	See Note 10, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$273	$-
Interest rate swaptions	-	(1,426)
Totals	$273	$(1,426)

(1)	See Note 10, “Fair Value of Financial Instruments” for additional discussion.

MBS, at Fair Value

We generally intend to hold most of our MBS for extended periods of time. We may, from time to time, sell any of our MBS as part of the overall management of our MBS portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

Purchases and sales of our MBS are recorded on the trade date. However, if on the purchase settlement date, a repurchase agreement is used to finance the purchase of an MBS with the same counterparty and such transactions are determined to be linked, then the MBS and linked repurchase borrowing will be reported on the same settlement date as Linked Transactions (see below).

Agency Securities

As of June 30, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statements of comprehensive income.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists.

Non-Agency Securities

As of June 30, 2013 and December 31, 2012, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other (loss) income as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Repurchase Agreements, net

We finance the acquisition of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement (with the exception of repurchase agreements accounted for as a component of a Linked Transaction) under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day.

Obligations to Return Securities Received as Collateral, at Fair Value

We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our condensed balance sheets. We do not designate our derivatives as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivatives and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our condensed statements of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Linked Transactions

              The initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “Linked Transaction,” when certain criteria are met. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as “Linked Transactions” on our condensed balance sheets. Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains (losses) and net interest income from Linked Transactions” on our condensed statements of operations and are not included in other comprehensive income. When certain criteria are met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately, as a MBS purchase and repurchase financing.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on MBS. Accrued interest payable includes interest payable on our repurchase agreements.

Credit Risk

We have limited our exposure to credit losses on our Agency Securities in our MBS portfolio. The payment of principal and interest on the Fannie Mae and Freddie Mac Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae Agency Securities are backed by the full faith and credit of the U.S. Government.

In September 2008, both Fannie Mae and Freddie Mac were placed in the conservatorship of the U.S. Government.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Fannie Mae and Freddie Mac remain in conservatorship of the U.S. Government. There can be no assurances as to how or when the U.S. Government will end these conservatorships or how the future profitability of Fannie Mae and Freddie Mac and any future credit rating actions may impact the credit risk associated with Agency Securities and, therefore, the value of the Agency Securities in our MBS portfolio.

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed.

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At June 30, 2013, we were authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 13,500,050 shares of common stock issued and outstanding at June 30, 2013 and 7,500,050 issued and outstanding at December 31, 2012.

Comprehensive Income (loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 4 – Recent Accounting Pronouncements

Accounting Standards Adopted in 2013

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, Balance Sheet (Topic 210). This update to ASU 2011-11 addressed implementation issues and applied to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance did not affect the presentation of Derivatives, at fair value on our condensed balance sheets.

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

Note 5 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. As of June 30, 2013 investments in Agency Securities accounted for 92.5% of our MBS portfolio and 89.0% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

As of June 30, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of June 30, 2013 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.30% as of June 30, 2013.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013	Fannie Mae	Freddie Mac	Total Agency Securities
	(in thousands)
Principal amount	$1,301,405	$526,891	$1,828,296
Net unamortized premium	72,044	29,533	101,577
Amortized cost	1,373,449	556,424	1,929,873
Unrealized gains	-	-	-
Unrealized losses	(64,421)	(33,482)	(97,903)
Fair value	$1,309,028	$522,942	$1,831,970

  As of December 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2012 are also presented below. As of December 31, 2012 investments in Agency Securities accounted for 89.5% of our total MBS portfolio. There were no Linked Transactions as of December 31, 2012. All of our Agency Securities were fixed rate securities with a weighted average coupon of 3.14% as of December 31, 2012.

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

The following table summarizes the weighted average lives of our Agency Securities as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than three years	-	-	-	-
Greater than three years and less than five years	32,422	33,354	638,744	641,231
Greater than or equal to five years	1,799,548	1,896,519	473,614	475,729
Total Agency Securities	$1,831,970	$1,929,873	$1,112,358	$1,116,960

We use a third-party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of June 30, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	$1,831,970	$(97,903)	$-	$-	$1,831,970	$(97,903)
December 31, 2012	$1,032,421	$(4,692)	$-	$-	$1,032,421	$(4,692)

We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of June 30, 2013 or December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+.

Note 6 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value.  Fair value changes are reported in the statements of operations in the period in which they occur.

As of June 30, 2013, investments in Non-Agency Securities accounted for 7.5% of our MBS portfolio and 11.0% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities (in thousands)
June 30, 2013	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime/Alt-A	$148,953	$148,628	$180,344	5.03%

As of December 31, 2012, investments in Non-Agency Securities accounted for 10.5% of our total MBS portfolio. There were no Linked Transactions as of December 31, 2012.

	Non-Agency Securities (in thousands)
December 31, 2012	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime/Alt-A	$129,946	$127,037	$156,957	5.29%

Prime/Alt-A Non-Agency Securities as of June 30, 2013 and December 31, 2012 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade as of June 30, 2013 and December 31, 2012.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the weighted average lives of our Non-Agency Securities as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than one year and less than three years	-	-	-	-
Greater than three years and less than five years	36,568	36,723	5,763	5,678
Greater than or equal to five years	112,385	111,905	124,183	121,359
Total Non-Agency Securities	$148,953	$148,628	$129,946	$127,037

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012.

Unrealized Loss Position For: (in thousands)
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	$78,847	$(1,558)	$-	$-	$78,847	$(1,558)
December 31, 2012	$-	$-	$-	$-	$-	$-

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and as of June 30, 2013 and December 31, 2012, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 7 – Linked Transactions

Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on our condensed balance sheets at fair value. The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments. Our Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions is reported in other income on our condensed statements of operations.

The following tables present information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at June 30, 2013. Our Non-Agency Securities underlying our Linked Transactions represent approximately 3.8% of our overall investment in MBS.

Linked Repurchase Agreements			Linked Non-Agency Securities
		Weighted					Weighted
		Average					Average
Maturity or Repricing	Balance	Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Coupon Rate
Within 30 days	$4,929	1.99%	Prime	$71,391	$72,196	$75,000	3.00%
61 days to 90 days	64,125	0.70	Alt/A	6,390	6,500	7,269	5.75
Total	$69,054	0.79%	Total	$77,781	$78,696	$82,269	3.23%

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our condensed statements of operations for the quarter and six months ended June 30, 2013.

Unrealized Net (loss) gain and Net Interest Income from Linked Transactions	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(dollars in thousands)
Interest income attributable to MBS underlying Linked Transactions	$39	$39
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	(915)	(915)
Change in fair value of Linked Transactions included in earnings	(1,412)	(1,412)
Unrealized net loss and net interest income from Linked Transactions	$(2,288)	$(2,288)

Note 8 – Repurchase Agreements, net

As of June 30, 2013 we had MRAs with 27 counterparties and had $1.7 billion, net in outstanding borrowings with 22 of those counterparties. As of December 31, 2012 we had MRAs with 26 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties. See Note 7, “Linked Transactions” for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements, net to finance our MBS purchases as of June 30, 2013 and December 31, 2012.

June 30, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,552,180	0.40%	41	4.87%
Non-Agency Securities	106,773	1.92	30	24.71
Total	$1,658,953	0.48%	41	6.26%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

December 31, 2012

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,033,496	0.48%	43	4.83%
Non-Agency Securities	102,334	2.07	25	22.35
Total	$1,135,830	0.62%	41	6.4%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Maturing or Repricing	June 30, 2013	December 31, 2012
	(in thousands)
Within 30 days (net of reverse repurchase agreements of $237.0 million at June 30, 2013)	$395,895	$280,435
31 days to 60 days	940,112	629,311
61 days to 90 days	322,946	226,084
Greater than 90 days	-	-
Total	$1,658,953	$1,135,830

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Obligations to return securities received as collateral associated with the reverse repurchase agreements of $234.5 million at June 30, 2013 are all due within 30 days.

The following tables present the gross and net securities purchased and sold under repurchase agreements as of June 30, 2013. As of December 31, 2012, there were no reverse repurchase agreement receivables or obligations.

June 30, 2013

				Amounts Not Offset in the Condensed Balance Sheet
Asset	Gross Amounts of Assets	Gross Amounts offset in the Condensed Balance Sheet	Net Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Reverse Repurchase Agreements	$237,018	$237,018	$-	$-	$-	$-
Totals	$237,018	$237,018	$-	$-	$-	$-

				Amounts Not Offset in the Condensed Balance Sheet
Liability	Gross Amounts of Liabilities	Gross Amounts offset in the Condensed Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Balance Sheet	Financial Instruments(1)	Cash Collateral Posted	Net Amount
	(in thousands)
Repurchase Agreements	$(1,895,971)	$237,018	$(1,658,953)	$1,658,953	$52,053	$52,053
Totals	$(1,895,971)	$237,018	$(1,658,953)	$1,658,953	$52,053	$52,053

(1)	The fair value of securities pledged against our repurchase agreements was $1.9 billion at June 30, 2013.

Note 9 – Derivatives

In addition to the Linked Transactions described in Note 7, “Linked Transactions”, we enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments on our Agency Securities which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our condensed balance sheets, as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

We have agreements with our swap (including swaption) counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value; notional amount and remaining term of the contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg.

The following tables present information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying condensed balance sheets as of June 30, 2013 and December 31, 2012.

June 30, 2013

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$801,250	$37,140	$-
Interest rate swaptions	130,000	11,085	-
Totals	$931,250	$48,225	$-

(1)	See Note 10, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$325,000	$395	$(365)
Interest rate swaptions	130,000	4,545	-
Totals	$455,000	$4,940	$(365)

(1)	See Note 10, “Fair Value of Financial Instruments” for additional discussion.

June 30, 2013

		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$37,140	$-	$(37,140)	$-
Interest rate swaptions	11,085	-	(7,268)	3,817
Totals	$48,225	$-	$(44,408)	$3,817

We did not have any derivatives in a liability position on our condensed balance sheet at June 30, 2013.

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

The following table represents the location and information regarding our derivatives which are included in Other Income in the accompanying condensed statements of operations for the quarter and six months ended June 30, 2013 and for the period from June 21, 2012 through June 30, 2012.

		Income (Loss) Recognized (in thousands)
Derivatives	Location on condensed statements of operations	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period from June 21, 2012 Through June 30, 2012
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$204	$317	$-
Interest expense	Realized loss on derivatives	(2,193)	(3,256)	-
Changes in fair value	Unrealized gain on derivatives	36,970	40,086	-
		34,981	37,147	-
Interest rate swaptions:
Changes in fair value	Unrealized gain on derivatives	6,211	6,540	-
		6,211	6,540	-
Totals		$41,192	$43,687	$-

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Fair Value of Financial Instruments

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

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value and is classified as Level 1. Cash balances posted to or held by counterparties as collateral are classified as Level 2.

  Agency Securities Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. As of June 30, 2013 and December 31, 2012, all of our Agency Security fair values are based solely on third-party pricing services and dealer quotes and therefore were classified as Level 2.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer.  In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants.  We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly we compare our estimates of fair value of our Non-Agency Securities with pricing from third-party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models.  Fair values calculated in this manner are considered Level 3.

Repurchase Agreements, net - The fair value of repurchase agreements, net reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements. The fair value of the repurchase agreements, net approximates their carrying amount due to the short-term nature of these financial instruments. Both our repurchase agreements and reverse repurchase agreements shown together net are classified as Level 2.

Obligations to Return Securities Received as Collateral - The fair value of the obligations to return securities received as collateral are based upon the prices of the related U.S. Treasury Securities obtained from a third-party pricing service, which are indicative of market activity. Such obligations are classified as Level 1.

Derivative Transactions - The fair values of our interest rate swap contracts and interest rate swaptions are valued using third-party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

Linked Transactions - The Non-Agency Securities underlying our Linked Transactions are valued using similar techniques to those used for our other Non-Agency Securities. The value of the underlying Non-Agency Security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. The fair value of Linked Transactions also includes accrued interest receivable on the Non-Agency Security and accrued interest payable on the underlying repurchase agreement. Our Linked Transactions are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$1,831,970	$-	$1,831,970
Non-Agency Securities, trading	$-	$-	$148,953	$148,953
Linked Transactions	$-	$8,727	$-	$8,727
Derivatives	$-	$48,225	$-	$48,225
Liabilities at Fair Value:
Obligations to return securities received as collateral	$234,492	$-	$-	$234,492

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$1,112,358	$-	$1,112,358
Non-Agency Securities, trading	$-	$-	$129,946	$129,946
Derivatives	$-	$4,940	$-	$4,940
Liabilities at Fair Value:
Derivatives	$-	$365	$-	$365

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of June 30, 2013 and December 31, 2012.

	At June 30, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$47,938	$47,938	$47,938	$-	$-
Cash collateral posted	$52,101	$52,101	$-	$52,101	$-
Accrued interest receivable	$5,023	$5,023	$-	$5,023	$-
Financial Liabilities:
Repurchase agreements, net	$1,658,953	$1,658,953	$-	$1,658,953	$-
Cash collateral held	$44,456	$44,456	$-	$44,456	$-
Accrued interest payable	$871	$871	$-	$871	$-

	At December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$36,316	$36,316	$36,316	$-	$-
Cash collateral posted	$273	$273	$-	$273	$-
Accrued interest receivable	$2,759	$2,759	$-	$2,759	$-
Financial Liabilities:
Repurchase agreements, net	$1,135,830	$1,135,830	$-	$1,135,830	$-
Cash collateral held	$1,426	$1,426	$-	$1,426	$-
Accrued interest payable	$844	$844	$-	$844	$-

The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and six months ended June 30, 2013. There is no comparable data for the period from June 21, 2012 through June 30, 2012 due to our limited operating history.

	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(in thousands)
Balance, beginning of period	$136,752	$129,946
Purchase of securities, at cost	23,518	33,275
Principal repayments	(5,371)	(10,246)
Net loss	(5,635)	(3,426)
Discount accretion	(311)	(596)
Balance, end of period	$148,953	148,953
Net losses for outstanding Level 3 Assets	$(5,635)	$(3,426)

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values totaling $149.0 million and $129.9 million as of June 30, 2013 and December 31, 2012, respectively. See Note 7, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions.

June 30, 2013

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	-%	20.91%	54.41%
Loss severity (life)	9.30%	39.62%	58.00%
Discount rate	3.64%	5.63%	8.25%
Delinquency (life)	0.90%	14.40%	23.70%
Voluntary prepayments (life)	6.40	9.6	13.8

December 31, 2012

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	6.28%	17.65%	26.26%
Loss severity (life)	36.70%	48.52%	56.00%
Discount rate	4.50%	5.17%	5.54%
Delinquency (life)	13.50%	22.56%	33.60%
Voluntary prepayments (life)	4.60	8.30	11.40

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

Note 11 – Stock Based Compensation

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

Awards under the Plan

As of June 30, 2013 there were 405,001 shares reserved for award under the Plan. No awards have been made to date.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	$1,725
March 15, 2013	March 27, 2013	$0.23	$1,725
April 15, 2013	April 29, 2013	$0.23	$1,725
May 15, 2013	May 30, 2013	$0.23	$3,105
June 14, 2013	June 27, 2013	$0.23	$3,105

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in thousands)
Common stock follow-on public offering	May 13, 2013	6,000,000	$18.93	$113,217

Note 13 – Net Income per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis.  Net income per common share was $3.56 and $5.39 for the quarter and six months ended June 30, 2013. We did not have any income or expense for the period from June 21, 2012 through June 30, 2012.

To date, we have not issued any dilutive securities.

Note 14 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarter and six months ended June 30, 2013. We did not have any income for the period from June 21, 2012 through June 30, 2012.

	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(in thousands)

GAAP net income	$38,237	$49,213
Book to tax differences:
Net book/tax differences on Non-Agency Securities and Linked Transactions	8,359	6,634
Unrealized gain on derivatives	(43,181)	(46,626)
Unrealized loss on U.S. Treasury Securities sold short	2,716	2,716
Realized capital loss on short sale of U.S. Treasury Securities	390	390
Income tax expense	-	2
Estimated taxable income	$6,521	$12,329

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at June 30, 2013 by approximately $60.4 million, or approximately $4.47 per share (based on the 13,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. For the quarter ended June 30, 2013, we paid dividends of $0.23 per outstanding share of common stock for each month of the first and second quarter, resulting in total payments to stockholders of $7.9 million and $13.1 million for the quarter and six months ended June 30, 2013, respectively. Our estimated REIT taxable income available to pay dividends was $6.5 million and $12.3 million for the quarter and six months ended June 30, 2013, respectively. For tax purposes, capital losses do not affect the amount of our ordinary taxable income. Our REIT dividend requirements are based on the amount of our ordinary taxable income. These capital losses will generally be available to offset capital gains realized in the years 2013 through 2018. See Note 18, “Subsequent Events” for additional discussion.

As of June 30, 2013, undistributed retained earnings totaled $38.7 million or approximately $2.87 per share and under distributed estimated REIT taxable income was $1.2 million, or approximately $0.09 per share (per share amounts are based on the 13,500,050 shares then outstanding).

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 16 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”). The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our IPO and Private Placement equity) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $27,000 and $37,000 for other expenses incurred on our behalf. For the period from June 21, 2012 through June 30, 2012 we did not reimburse ARRM for any expenses.

 ARRM is further entitled to receive a termination fee from us under certain circumstances.  The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.

We are not party to any pending, threatened or contemplated litigation.

Note 16 – Related Party Transactions

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

Under the terms of the Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

●	Advising us with respect to, arranging for and managing the acquisition, financing, management and disposition of, elements of our investment portfolio;
●	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies;
●	Coordinating capital raising activities;
●

Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets  and providing administrative and managerial services in connection with our day-to-day operations; and

●	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

ARRM is also responsible for the payment of a sub-management fee payable monthly in arrears to SBBC LLC in an amount equal to a retainer of $115,000 plus 25% of the management fee earned by ARRM, net of expenses.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $27,000 and $37,000, respectively, for other expenses incurred on our behalf. For the period from June 21, 2012 through June 30, 2012, we did not reimburse ARRM for any expenses.

For the quarter and six months ended June 30, 2013, we incurred $0.8 million and $1.4 million, respectively, in management fees to ARRM. For the period from June 21, 2012 through June 30, 2012, we did not incur any management fees.

Note 17 – Interest Rate Risk

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

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 18 – Subsequent Events

On July 30, 2013, a cash dividend of $0.23 per outstanding common share, or $3.1 million in the aggregate, was paid to holders of record on July 15, 2013. We have also announced cash dividends of $0.23 per outstanding common share payable August 29, 2013 to holders of record on August 15, 2013 and payable September 27, 2013 to holders of record on September 16, 2013.

In response to increased interest rate and spread volatility since June 30, 2013, we sold approximately $329.5 million of Agency Securities resulting in realized capital losses of approximately $27.6 million. We also realized approximately $1.0 million of capital gains on the short sales of U.S. Treasury Securities.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of mortgage backed securities and mortgage loans. Some of these securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae), (collectively, “Agency Securities”), and other securities backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and, together with Agency Securities, (“MBS”)), which we refer to as our target assets. We also may invest in collateralized commercial mortgage backed securities ("CMBS") and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”), United States ("U.S.") Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of June 30, 2013 investments in Agency Securities accounted for 92.5% of our MBS portfolio and 89.0% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of June 30, 2013, investments in Non-Agency Securities accounted for 7.5% of our MBS portfolio and 11.0% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 6 to the condensed financial statements).

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

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the cost of the funds we borrow, after giving effect to our hedges. We identify and acquire our target assets, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market.  Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks.  We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Internal Revenue Code, (the “Code”) and avoid regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our target assets and the supply of, and demand for, such assets.  We invest in financial assets and markets and recent events, such as those discussed below, may affect our business in ways that are difficult to predict. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses.  We are exposed to changing credit spreads which could result in declines in the fair value of our investments.  We believe ARRM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs.  Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment rates on our target assets purchased at a premium increase, related purchase premium amortization will increase, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with generally accepted accounting principles in the U.S. (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

For any period during which changes in the interest rates earned on our target assets do not coincide with interest rate changes on our borrowings, such assets will tend to reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. Interest rate increases tend to decrease our net interest income and the market value of our target assets and therefore, our book value.  Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

Prepayments on our target assets are influenced by changes in market interest rates and a variety of economic and geographic factors, policy decisions by regulators, as well as other factors beyond our control.  Consequently, prepayment rates cannot be predicted with certainty.  To the extent we hold assets acquired at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield.  In periods of declining interest rates, prepayments on our target assets increase.  If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may decline.  The recent climate of government intervention in the housing finance markets significantly increases the risk associated with prepayments.

While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our MBS portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that allows us to seek attractive net spreads on our MBS portfolio.

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include,

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our use of derivatives to hedge interest rate risk;
●	the REIT requirements under the Code; and
●	the requirements to qualify for an exemption under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement. All of our executive officers are also employees of ARRM (see Note 16 to the condensed financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for additional one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1 billion, plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. ARRM is entitled to receive a monthly management fee regardless of the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $27,000 and $37,000, respectively, for other expenses incurred on our behalf. For the period from June 21, 2012 through June 30, 2012 we did not reimburse ARRM for any expenses.

Also, JAVELIN and ARRM entered into a sub-management agreement with Staton Bell Blank Check LLC (“SBBC”), an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, ARRM is responsible for paying a sub-management fee to the Sub-Manager in an amount equal to a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR.

Market and Interest Rate Trends and the Effect on our MBS Portfolio

Developments at Fannie Mae and Freddie Mac

Payments of principal and interest on the Agency Securities in which we invest are guaranteed by Fannie Mae and Freddie Mac.  Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk.

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

On June 25, 2013, a bipartisan group of U.S. senators introduced a draft bill titled, "Housing Finance Reform and Taxpayer Protection Act of 2013" to the U.S. Senate, which would wind down Fannie Mae and Freddie Mac over a period of five years and replace the public securitization market used by the GSEs with a public-private alternative market. On July 11, 2013, members of the U.S. House Committee on Financial Services introduced a similar draft bill titled, "Protecting American Taxpayers and Homeowners Act" to the U.S. House of Representatives. While distinguishable in some respects from the Senate version, the House bill would also eliminate Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

See the risk factor under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for additional information regarding these bills.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Government Mortgage Related Securities Market Intervention

 In September 2012, the Fed announced a third “quantitative easing” program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs are expected to grow the Fed’s Agency Securities holding by approximately $85 billion per month at least through the end of 2012. On December 12, 2012, the Fed also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. On May 22, 2013, Chairman Bernanke, responding to a question, stated “If we see continued improvement and we have confidence that that’s going to be sustained then we could in the next few meetings take a step down in our pace of purchases.” At the June 18-19, 2013 Federal Open Market Committee (“FOMC”) meeting, all but a few of the Committee members agreed to continue purchases of Agency securities at their current pace.

On June 19, 2013, at the FOMC Press Conference, Chairman Bernanke, responding to a journalist's question referring to a hypothetically optimistic economy, stated “In that case, we would expect probably to slow or moderate purchases some time later this year, and then through the middle of-through the early part of next year, and ending, in that scenario, somewhere in the middle of the year.”

The markets have become particularly sensitive to statements by and about the Fed and its officials. For example, during the period from May 21, 2013 to June 28, 2013 the 10-Year Treasury Rate rose 56 basis points from 1.93% to 2.49% (with a high of 2.61% on June 25, 2013) while the Primary Mortgage Rate rose 74 basis points from 3.65% to 4.39% (with a high of 4.58% on June 25, 2013). On July 5, 2013, the release of regularly scheduled monthly unemployment data by the Bureau of Labor Statistics caused the 10-Year Treasury Rate to temporarily spike to 2.74% over concerns about possible reactions from the Fed.

The Fed continues to maintain its position that the timing and scope of tapering its securities purchases is dependent upon improving economic indicators. More recently, in a press conference on July 12, 2013, Chairman Bernanke stated that “highly accommodative monetary policy for the foreseeable future is what's needed in the U.S. economy.” Despite this statement, the markets appear to have priced in the expectation that tapering will occur in the near term as reflected in higher Treasury rates and lower Agency Securities values. Lower prices of Agency Securities reduces our book value and the amounts that we can borrow under repurchase agreements.

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

●

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

●

Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

●

Limiting the Fed’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the Fed;

●	Creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;
●	Implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;
●	Providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and
●	Reforming regulation of credit rating agencies.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the Group of Twenty Finance Ministers and Central Bank Governors in November 2010 and are subject to individual adoption by member nations, including the U.S.

In October 2011, the Federal Housing Finance Agency announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan to value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan to value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates.

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

The Wheatley Review also proposes a number of remedial actions, including:

●	New statutory authority for the FSA to supervise and regulate the LIBOR setting process;
●	Establishing a new independent oversight body to administer the LIBOR setting process;
●	Eliminating LIBOR rates for certain currencies and maturities where markets are not sufficiently deep and liquid;
●	Ceasing immediate reporting of rates submitted by individual participating banks; and
●	Establishing controls to ensure that submitted rates represent actual transactions.

There can be no assurance whether or when the Wheatley Review recommendations will be implemented in whole or in part. Our derivative and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. However, there can be no assurance whether the implementation of any Wheatley Review recommendations would have a material impact on the future reported levels of LIBOR rates relevant to our derivative or repurchase borrowings.

On July 2, 2013, the Fed, in coordination with the FDIC and the Office of the Comptroller of the Currency (the "OCC"), approved a final rule that enhances bank regulatory capital requirements and implements certain elements of the Basel III capital reforms in the U.S. On July 9, 2013, the OCC approved the final rule and the FDIC approved the final rule as an interim rule. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised U.S. financial institutions. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all U.S. banking organizations. The final rule will continue to apply existing risk-based capital standards with respect to residential loans, including a 50 percent risk weight for safely underwritten first-lien mortgages that are not past due. "Advanced approaches banking organizations," those with $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures, will be required to comply with the final rule starting on January 1, 2014. Other banking organizations will be required to comply with the final rule starting January 1, 2015.

Also, on July 9, 2013, the Fed, the FDIC, and the OCC proposed a rule to change the leverage ratio standards for the largest U.S. banking organizations. Under the proposed rule, bank-holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody would be required to maintain a Tier 1 capital leverage buffer of at least 5 percent, which is 2 percent above the minimum supplementary leverage ratio requirement of 3 percent adopted by these three agencies in their Basel III capital reform rules on July 2, 2013. In addition to the leverage buffer, the proposed rule would require insured depository institutions of such large bank-holding companies to meet a 6 percent supplementary leverage ratio to be considered "well capitalized." The proposed rule would apply starting January 1, 2018. It is presently unclear how or whether the adoption of the above-mentioned reforms will affect our business, but it is expected that banking organizations will be better able to withstand periods of financial stress, thus contributing to the overall health of the U.S. economy.

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

Short-term Interest Rates and Funding Costs

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

 Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values.  However, for the past several years, LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The continued volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our MBS portfolio.  If this were to occur, our net interest margin and the value of our MBS portfolio might suffer as a result.

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at June 30, 2013 and June 30, 2012.

	30-Day LIBOR	Effective Federal Funds Rate
June 30, 2013	0.19%	0.07%
June 30, 2012	0.25%	0.09%

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our condensed financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income Summary

Our primary source of income is the interest income we earn on our MBS portfolio. As of June 30, 2013 and December 31, 2012, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost, of 105.56% and 105.83%, respectively, because the average interest rates on these securities are higher than prevailing market rates. As of June 30, 2013 and December 31, 2012, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 86.56% and 80.94%, respectively, because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio and Linked Transactions for the quarter ended June 30, 2013. There is no comparable data for the period from June 21, 2012 through June 30, 2012 due to our limited operating history. See Note 7 to the condensed financial statements for additional discussion of Linked Transactions.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities	2.76%	1.10%	1.65%	0.42%
Non-Agency Securities (including Linked Transactions)	4.50	2.46	2.04	2.06
Total portfolio	2.95%	1.20%	1.75%	0.53%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended June 30, 2013 was 4.8% on a constant prepayment basis. There is no comparable data for the period from June 21, 2012 through June 30, 2012 due to our limited operating history. Interest rates on Non-Agency Securities repurchase agreements are generally higher than those for Agency Securities repurchase agreements reflecting the relatively higher perceived risk.

The Federal Funds Rate was 0.07% and LIBOR was 0.19% at June 30, 2013. We increased our total interest rate swap contracts aggregate notional balance from $325.0 million at December 31, 2012 to $801.3 million at June 30, 2013. Our interest rate swap contracts had a weighted average swap rate of 1.7% and a weighted average term of 109 months at June 30, 2013. As of June 30, 2013, our total interest rate swaptions aggregate notional balance did not change from $130.0 million at December 31, 2012. Our swaptions had an underlying weighted average swap rate of 1.8% and a weighted average term of 3 months at June 30, 2013.

Net Interest Income

Our net interest income for the quarter and six months ended June 30, 2013 was $11.2 million and $20.2 million, respectively. We did not have any interest income for the period from June 21, 2012 through June 30, 2012. As of June 30, 2013, our MBS portfolio consisted of $1.8 billion current face amount of Agency Securities and $149.0 million current face amount of Non-Agency Securities.

Gains and Losses on Sale of MBS

During the quarter and six months ended June 30, 2013, and for the period from June 21, 2012 through June 30, 2012, we did not sell any MBS.

Gains and Losses on U.S. Treasury Securities

During the quarter and six months ended June 30, 2013, we sold short $302.9 million of U.S. Treasury Securities. We purchased $70.1 million resulting in a realized loss of $0.4 million. The outstanding balance resulted in a net unrealized loss of $2.7 million. For the period from June 21, 2012 through June 30, 2012, we did not purchase or sell any U.S. Treasury Securities.

Expenses

Our total expenses for the quarter and six months ended June 30, 2013, were $1.2 million and $2.2 million, respectively. We did not have any expenses for the period from June 21, 2012 through June 30, 2012.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarter and six months ended June 30, 2013. We did not have any income for the period from June 21, 2012 through June 30, 2012.

	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(in thousands)

GAAP Net income	$38,237	$49,213
Book to tax differences:
Net book/tax differences on Non-Agency Securities and Linked Transactions	8,359	6,634
Unrealized gain on derivatives	(43,181)	(46,626)
Unrealized loss on U.S. Treasury Securities	2,716	2,716
Realized capital loss on sale of U.S. Treasury Securities	390	390
Income tax expense	-	2
Estimated taxable income	$6,521	$12,329

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at June 30, 2013 by approximately $60.4 million, or approximately $4.47 per share (based on the 13,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. For the quarter ended June 30, 2013, we paid dividends of $0.23 per outstanding share of common stock for each month of the first and second quarter, resulting in total payments to stockholders of $7.9 million and $13.1 million for the quarter and six months ended June 30, 2013. Our estimated REIT taxable income available to pay dividends was $6.5 million and $12.3 million for the quarter and six months ended June 30, 2013. For tax purposes, capital losses do not affect the amount of our ordinary taxable income. Our REIT dividend requirements are based on the amount of our ordinary taxable income. These capital losses will generally be available to offset capital gains realized in the years 2013 through 2018. See Note 18 to the condensed financial statements for additional discussion.

As of June 30, 2013, undistributed retained earnings totaled $38.7 million or approximately $2.87 per share and under distributed estimated REIT taxable income was $1.2 million, or approximately $0.09 per share (per share amounts are based on the 13,500,050 shares then outstanding).

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

The tables below summarize certain characteristics of our Agency Securities as of June 30, 2013 and December 31, 2012 (dollars in thousands). All of our Agency Securities were fixed rate securities as of June 30, 2013 and December 31, 2012.

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
June 30, 2013	$1,828,296	$101,577	$1,929,873	105.56%	$1,831,970	100.20%	3.30%
December 31, 2012	$1,055,456	$61,504	$1,116,960	105.83%	$1,112,358	105.39%	3.14%

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
June 30, 2013	$1,828,296	3.30%	345	100.0%
December 31, 2012	$1,055,456	3.14%	342	100.0%

The following table shows the average principal repayment rate for those securities which have settled for the quarterly period presented.

Quarter ended	Average Quarterly Principal Repayment Rate
June 30, 2013	4.8%

As of June 30, 2013, our MBS portfolio consisted of approximately $1.8 billion in market value of Agency Securities with fixed-interest rate periods of fifteen, twenty, twenty-five and thirty years. As of June 30, 2013, investments in Agency Securities accounted for 92.5% of our MBS portfolio and 89.0% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7 to the condensed financial statements for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our MBS portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our MBS portfolio and our hedging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Fannie Mae and Freddie Mac on a continuing basis.

 We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of June 30, 2013 or December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+.

Non-Agency Securities and Linked Transactions

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations; our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Non-Agency Securities (including those underlying Linked Transactions) as of June 30, 2013 and December 31, 2012 (dollars in thousands).

Non-Agency Securities and Linked Transactions:

As of	Principal Amount	Net Unamortized Discount	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
June 30, 2013	$262,614	$(35,290)	$227,324	86.56%	$226,734	86.34%	4.41%
December 31, 2012	$156,957	$(29,920)	$127,037	80.94%	$129,946	82.79%	5.29%

As of June 30, 2013, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 11.0% of our total investment in MBS.

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 22 of which we had done repurchase trades with as of June 30, 2013 and 18 of which we had done repurchase trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements, net as of June 30, 2013 of $1.7 billion (net of reverse repurchase agreements of $237.0 million). Our outstanding repurchase agreements balance at December 31, 2012 was $1.1 billion. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of June 30, 2013 of $234.5 million. We did not have such obligations as of December 31, 2012.

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

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

●

available derivatives may not correspond directly with the interest rate risk for which protection is sought (e.g., the difference in interest rate movements for long term U.S. Treasury Securities compared to Agency Securities);

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

As of June 30, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $801.3 million and $325.0 million, respectively. As of June 30, 2013, our total interest rate swaptions aggregate notional balance did not change from the aggregate notional balance of $130.0 million at December 31, 2012. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarter and six months ended June 30, 2013, we recognized net gains of $41.2 million and $43.7 million, respectively, related to our derivatives. The net unrealized loss on Agency Securities for the quarter and six months ended June 30, 2013 was $77.5 million and $93.3 million, respectively. There is no comparable data for the period from June 21, 2012 through June 30, 2012 due to our limited operating history.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts as of June 2013. There can be no assurances as to what effects, if any, these interest rate swap clearing requirements will have on the availability, pricing, liquidity or margin requirements associated with cleared or un-cleared interest rate swap contracts that we might enter into in the future.

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

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk.

Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.

We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the six months ended June 30, 2013, we purchased $891.8 million of MBS using proceeds from our equity raise, repurchase agreements and principal repayments. During the six months ended June 30, 2013, we received cash of $53.3 million from prepayments and scheduled principal payments on our MBS. We received net proceeds of $113.2 million from a common equity issuance during the six months ended June 30, 2013. Our total repurchase indebtedness was approximately $1.7 billion at June 30, 2013, and we made cash interest payments of approximately $3.6 million on our liabilities for the six months ended June 30, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $51.8 million of cash collateral posted with counterparties and increased our liability by $43.0 million for cash collateral held as of June 30, 2013.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase and Related Facilities

As of June 30, 2013, we had MRAs with 27 counterparties and had $1.7 billion, net in outstanding borrowings with 22 of those counterparties. As of December 31, 2012, we had MRAs with 26 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements, reverse repurchase agreements and Linked Transactions (see Notes 7 and 8 to the condensed financial statements for additional discussion of Linked Transactions).

June 30, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities, net with reverse repurchase agreements	$1,552,180	0.40%	41	4.87%
Non-Agency Securities and Linked transactions	175,827	1.48	51	19.95
Total	$1,728,007	0.49%	42	6.45%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Obligations to return securities received as collateral associated with the reverse repurchase agreements of $234.5 million at June 30, 2013 are all due within 30 days.

December 31, 2012

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,033,496	0.48%	43	4.83%
Non-Agency Securities	102,334	2.07	25	22.35
Total	$1,135,830	0.62%	41	6.4%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Maturing or Repricing	June 30, 2013	December 31, 2012
	(in thousands)
Within 30 days (net of reverse repurchase agreements of $237.0 million at June 30, 2013)	$400,823	$280,435
31 days to 60 days	940,113	629,311
61 days to 90 days	387,071	226,084
Greater than 90 days	-	-
Total	$1,728,007	$1,135,830

Declines in the value of our MBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

The residential mortgage market in the U.S. experienced difficult economic conditions over the last several years including:

●	increased volatility of many financial assets, including Agency Securities and other high-quality RMBS assets;
●	increased volatility and deterioration in the broader residential mortgage and RMBS markets; and
●	significant disruption in financing of RMBS.

While conditions have improved, should there be a reoccurrence of difficulties in the residential mortgage market, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards, or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing.

Financial sector volatility can also lead to increased demand and prices for high quality debt securities, including Agency Securities. While increased prices may increase the value of our MBS, higher values may also reduce the return on reinvestment of capital, thereby lowering our future profitability.

The following graph represents the month-end outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements and Linked Transactions), which finance most of our MBS. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular MBS pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

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

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for MBS and we may experience margin calls monthly or as frequently as daily. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to involuntarily liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At June 30, 2013 and December 31, 2012, our total net borrowings were approximately $1.7 billion and $1.1 billion (excluding accrued interest), respectively, which represented a debt to equity ratio of approximately 9.28:1 and 7.67:1, respectively.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and our ability to make timely portfolio adjustments, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, meet our financing obligations, pay fees under the Management Agreement, fund our distributions to stockholders and pay general corporate expenses.

We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our long-term (greater than one year) liquidity. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	$1,725
March 15, 2013	March 27, 2013	$0.23	$1,725
April 15, 2013	April 29, 2013	$0.23	$1,725
May 15, 2013	May 30, 2013	$0.23	$3,105
June 14, 2013	June 27, 2013	$0.23	$3,105

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in thousands)
Common stock follow-on public offering	May 13, 2013	6,000,000	$18.93	$113,217

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of June 30, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of MBS

We invest in target assets representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans.  The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify all of our Agency Securities as available for sale securities. All assets that are classified as available for sale securities are carried at fair value with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statement of comprehensive income. We classify all of our Non-Agency Securities as trading assets. All assets that are classified as available for trading will be carried at fair value and unrealized gains and losses are included in other (loss) income as a component of the statements of operations.

The fair values for the securities in our MBS portfolio are based on obtaining a valuation for each MBS from third-party pricing services, dealer quotes and our estimates as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable.  The dealer quotes and our estimates incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.  Below is a description of the processes we use to value our MBS portfolio.

Agency Securities: We obtain pricing data from a third-party pricing service for each Agency Security and validate such data by obtaining pricing data from a second third-party pricing service.  If the difference between pricing data obtained for an Agency Security from the two third-party pricing services exceeds a certain threshold, or pricing data is unavailable from the third-party pricing services, we obtain valuations from dealers who make markets in similar financial instruments.

Non-Agency Securities:  The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer.  In preparing the estimates, the Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with and transactions by other market participants.  We also periodically compare our estimates of fair value with those of our financing counterparties. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities.

We review all pricing of our MBS used to ensure that current market conditions are properly reflected.  This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model.  We classify values obtained from the third-party pricing service for similar instruments as Level 2 securities if the pricing methods used are consistent with the Level 2 definition.  If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, we classify the security as a Level 2 security.  If neither is available, we determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Linked Transactions: The initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “Linked Transaction,” when certain criteria are met. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as Linked Transactions on our condensed balance sheets. Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on our condensed statements of operations and are not included in other comprehensive income. When certain criteria are met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately, as a MBS purchase and repurchase financing.

Repurchase Agreements, net: We finance the acquisition of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the LIBOR. Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day.

Obligations to Return Securities Received as Collateral at Fair Value: We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged.

Impairment of Assets:  We evaluate MBS for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. In the case of Non-Agency Securities, we also consider whether there have been adverse changes in the estimates of future cash flows.

Derivative Instruments:   We recognize all derivative instruments as either assets or liabilities at fair value on our balance sheets. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We continue to designate derivative activities as hedges for tax purposes and any unrealized gains or losses would not affect our distributable net taxable income.

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

Subsequent Events

See Note 18 to the condensed financial statements.

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

●	the possible material adverse affect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;
●	availability of suitable investment opportunities;
●	the degree and nature of the competition for investments in our target assets;
●	changes in our business and investment strategy;
●	our limited operating history;
●	our failure to maintain an exemption from being regulated as a commodity pool operator;
●	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate its management relationship with us;
●

the existence of conflicts of interest in our relationship with ARRM, ARMOUR, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

●	our management’s competing duties to other affiliated entities, which could result in decisions that are not in the best interests of our stockholders;
●	changes in personnel at our Manager or the availability of qualified personnel at our Manager;
●	limitations imposed on our business by our status as a REIT under the Code;
●	the potential burdens on our business of maintaining our exemption from the 1940 Act and possible consequences of losing that exemption;
●	changes in GAAP, including interpretations thereof; and
●	changes in applicable laws and regulations.

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

Furthermore, our net income may vary somewhat as the spread between one-month interest rates, the typical term for our repurchase agreements, and six-month and twelve-month interest rates, the typical reset term of adjustable rate MBS, varies.

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

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our MBS. We face the risk that the market value of our MBS will increase or decrease at different rates than that of our liabilities, including our derivative instruments and obligations to return securities received as collateral.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2013 and December 31, 2012, assuming a static MBS portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of June 30, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(10.92)%	(3.40)%
0.50	(5.44)%	(1.68)%
(0.50)	8.91%	1.43%
(1.00)	7.21%	2.49%

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(12.26)%	(1.95)%
0.50	(5.35)%	(0.60)%
(0.50)	2.91%	0.66%
(1.00)	(6.32)%	0.51%

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our MBS portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate statements of comprehensive income.

All of our Non-Agency Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other (loss) income” reported as part of the statements of operations.

The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed. The principal and interest payments are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae on our Agency Securities.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable rate MBS. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS.

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company is not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 21, 2013 except as set forth below.

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, wind down Fannie Mae and Freddie Mac, and we could be materially adversely affected if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill titled, "Housing Finance Reform and Taxpayer Protection Act of 2013," which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill titled, "Protecting American Taxpayers and Homeowners Act" to the U.S. House of Representatives. Both bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

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

Date: August 5, 2013	JAVELIN MORTGAGE INVESTMENT CORP.
/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith
(2)	Furnished herewith

#

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.