Form 10-Q
period 2013-09-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2013-10-30
CIK 1552890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of the Registrant’s common stock as of October 29, 2013 was 13,500,050.

JAVELIN MORTGAGE INVESTMENT CORP.

TABLE OF CONTENTS

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2013	December 31, 2012
Assets
Cash	$33,305	$36,316
Cash collateral posted	9,446	273
Agency Securities, available for sale, at fair value (including pledged securities of $1,250,804 and $1,087,452)	1,275,843	1,112,358
Non-Agency Securities, trading, at fair value (including pledged securities of $144,633 and $129,946)	145,965	129,946
Linked Transactions, net, at fair value (including pledged securities of $121,198)	19,815	-
Derivatives, at fair value	46,263	4,940
Accrued interest receivable	3,569	2,759
Prepaid and other assets	3,229	171
Total Assets	$1,537,435	$1,286,763

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,285,034	$1,135,830
Cash collateral held	52,885	1,426
Derivatives, at fair value	-	365
Accrued interest payable	712	844
Accounts payable and other accrued expenses	482	251
Total Liabilities	$1,339,113	$1,138,716

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 250,000 shares authorized, 13,500 and 7,500 shares issued and outstanding at September 30, 2013 and December 31, 2012	14	8
Additional paid-in capital	263,175	149,993
Retained earnings (Accumulated deficit)	(7,782)	2,648
Accumulated other comprehensive loss	(57,085)	(4,602)
Total Stockholders’ Equity	$198,322	$148,047
Total Liabilities and Stockholders’ Equity	$1,537,435	$1,286,763

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Quarter Ended September 30, 2013	For the Quarter Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period From June 21, 2012 Through September 30, 2012
Interest Income:
Agency Securities, net of amortization of premium	$9,834	$-	$26,314	$-
Non-Agency Securities, including discount accretion	2,105	-	5,797	-
Total Interest Income	$11,939	$-	$32,111	$-
Interest expense	(2,001)	-	(5,643)	-
Net interest income	$9,938	$-	$26,468	$-
Other Income (Loss):
Realized loss on sale of Agency Securities	(48,554)	-	(48,554)	-
Gain (loss) on Non-Agency Securities	734	-	(2,691)	-
Gain on short sale of U.S. Treasury Securities	3,739	-	633	-
Unrealized net gain (loss) and net interest income from Linked Transactions	724	-	(1,573)	-
Subtotal	$(43,357)	$-	$(52,185)	$-
Realized loss on derivatives (1)	(2,673)	-	(5,612)	-
Unrealized gain on derivatives	269	-	46,894	-
Subtotal	$(2,404)	$-	$41,282	$-
Total Other Loss	$(45,761)	$-	$(10,903)	$-
Expenses:
Management fee	988	-	2,341	-
Professional fees	139	-	472	-
Insurance	57	-	169	-
Board compensation	67	-	217	-
Other	143	-	369	-
Total expenses	$1,394	$-	$3,568	$-
Net income (loss) before taxes	(37,217)	-	11,997	-
Income tax expense	-	-	(2)	-
Net Income (Loss)	$(37,217)	$-	$11,995	$-
Net Income (Loss) per common share (Note 14):	$(2.76)	$(1.20)	$1.13	$(1.20)
Weighted average common shares outstanding	13,500	-	10,599	-
Dividends
Common stock dividends declared	$9,315	$-	$22,425	$-
Common stock dividends declared per share	$0.69	$-	$2.07	$-
Common shares of record-end of period	13,500	-	13,500	-

(1)

Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed statements of operations. For additional information, see Note 10 to the condensed financial statements.

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Quarter Ended September 30, 2013	For the Quarter Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period From June 21, 2012 Through September 30, 2012
Net Income (Loss)	$(37,217)	$-	$11,995	$-
Other comprehensive income :
Reclassification adjustment for realized loss on sale of Agency Securities	48,554	-	48,554	-
Net unrealized loss on available for sale Agency Securities	(7,736)	-	(101,037)	-
Other comprehensive income (loss)	$40,818	$-	$(52,483)	$-
Comprehensive Income (Loss)	$3,601	$-	$(40,488)	$-

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Shares	Par Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2013	7,500	$8	$149,993	$2,648	$(4,602)	$148,047
Common stock dividends declared	-	-	-	(22,425)	-	(22,425)
Issuance of common stock, net	6,000	6	113,182	-	-	113,188
Net income	-	-	-	11,995	-	11,995
Other comprehensive loss	-	-	-	-	(52,483)	(52,483)
Balance, September 30, 2013	13,500	$14	$263,175	$(7,782)	$(57,085)	$198,322

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Period From June 21, 2012 Through September 30, 2012
Cash Flows From Operating Activities:
Net income	$11,995	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	4,564	-
Accretion of net discount on Non-Agency Securities	727	-
Loss on Non-Agency Securities	2,691	-
Realized loss on sale of Agency Securities	48,554	-
Unrealized net loss and net interest income from Linked Transactions	1,573	-
Gain on short sale of U.S. Treasury Securities	(633)	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(810)	-
Increase in prepaid and other assets	(3,058)	-
Increase in derivatives, at fair value	(41,688)	-
Decrease in accrued interest payable	(132)	-
Increase in accounts payable and other accrued expenses	231	-
Net cash provided by operating activities	$24,014	$-
Cash Flows From Investing Activities:
Purchases of Agency Securities	(899,127)	-
Purchases of Non-Agency Securities	(36,332)	-
Cash disbursements on Linked Transactions	(21,388)	-
Principal repayments of Agency Securities	75,637	-
Principal repayments of Non-Agency Securities	16,895	-
Proceeds from sales of Agency Securities	554,404	-
Disbursements on reverse repurchase agreements	(1,265,400)	-
Receipts from reverse repurchase agreements	1,265,400	-
Decrease in cash collateral	42,286	-
Net cash used in investing activities	$(267,625)	$-
Cash Flows From Financing Activities:
Initial capital contribution	-	1
Issuance of common stock, net of expenses	113,188	-
Proceeds from repurchase agreements	7,331,410	-
Principal repayments on repurchase agreements	(7,182,206)	-
Proceeds from sales of U.S. Treasury Securities	301,512	-
Purchases of U.S. Treasury Securities	(300,879)	-
Common stock dividends paid	(22,425)	-
Net cash provided by financing activities	$240,600	$1
Net increase (decrease) in cash	(3,011)	1
Cash - beginning of period	36,316	-
Cash - end of period	$33,305	$1
Supplemental Disclosure:
Cash paid during the period for interest	$6,375	$-
Non-Cash Investing and Financing Activities:
Unrealized loss on investment in available for sale Agency Securities	$(101,037)	$-

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 1001 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

We are an externally managed Maryland corporation formed on June 18, 2012 and managed by ARRM (see Note 16, “Related Party Transactions” for additional discussion).  On June 21, 2012, an initial capital contribution of $1,000 was made to us and we issued 50 shares of common stock. On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1,000 shares to 250,000,000 shares and authorized 25,000,000 shares of preferred stock, par value $0.001 per share, for issuance. The registration statement for our initial public offering (“IPO”) was declared effective on October 2, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol “JMI”. We commenced operations upon consummation of our IPO and concurrent private placement (the “Private Placement”) of our common stock on October 9, 2012.  Pursuant to our IPO and Private Placement, we sold to the public 7,250,000 shares of common stock and sold 250,000 shares of common stock to Staton Bell Blank Check LLC (the “Sub-Manager”), an entity jointly owned by two of our directors, at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150.0 million. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, overcollateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities.

We have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As a REIT, we will generally not be subject to federal income tax on the taxable REIT income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

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

Cash Collateral Posted/Held

The following table presents information related to margin collateral posted (held) for MBS, interest rate swap contracts and interest rate swaptions which are included in cash collateral on the accompanying condensed balance sheets as of September 30, 2013 and December 31, 2012.

September 30, 2013

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
MBS	$9,446	$(9,346)
Interest rate swap contracts	-	(35,481)
Interest rate swaptions	-	(8,058)
Totals	$9,446	$(52,885)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$273	$-
Interest rate swaptions	-	(1,426)
Totals	$273	$(1,426)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

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

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Agency Securities

As of September 30, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statements of comprehensive income.

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

Non-Agency Securities

As of September 30, 2013 and December 31, 2012, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on MBS. Accrued interest payable includes interest payable on our repurchase agreements.

Repurchase Agreements

We finance the acquisition of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement (with the exception of repurchase agreements accounted for as a component of a Linked Transaction described below) under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

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

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Common Stock

At September 30, 2013, we were authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 13,500,050 shares of common stock issued and outstanding at September 30, 2013 and 7,500,050 issued and outstanding at December 31, 2012.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). Because we do not currently use hedge accounting for our derivative positions this addition to Topic 815 will not affect our financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Fair Value of Financial Instruments

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. As of September 30, 2013 and December 31, 2012, all of our Agency Security fair values are based solely on third-party pricing services and dealer quotes and therefore were classified as Level 2.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer.  In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants.  We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third-party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models.  Fair values calculated in this manner are considered Level 3.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$1,275,843	$-	$1,275,843
Non-Agency Securities, trading	$-	$-	$145,965	$145,965
Linked Transactions	$-	$19,815	$-	$19,815
Derivatives	$-	$46,263	$-	$46,263

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$1,112,358	$-	$1,112,358
Non-Agency Securities, trading	$-	$-	$129,946	$129,946
Derivatives	$-	$4,940	$-	$4,940
Liabilities at Fair Value:
Derivatives	$-	$365	$-	$365

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of September 30, 2013 and December 31, 2012.

	At September 30, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$33,305	$33,305	$33,305	$-	$-
Cash collateral posted	$9,446	$9,446	$-	$9,446	$-
Accrued interest receivable	$3,569	$3,569	$-	$3,569	$-
Financial Liabilities:
Repurchase agreements	$1,285,034	$1,285,034	$-	$1,285,034	$-
Cash collateral held	$52,885	$52,885	$-	$52,885	$-
Accrued interest payable	$712	$712	$-	$712	$-

	At December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$36,316	$36,316	$36,316	$-	$-
Cash collateral posted	$273	$273	$-	$273	$-
Accrued interest receivable	$2,759	$2,759	$-	$2,759	$-
Financial Liabilities:
Repurchase agreements	$1,135,830	$1,135,830	$-	$1,135,830	$-
Cash collateral held	$1,426	$1,426	$-	$1,426	$-
Accrued interest payable	$844	$844	$-	$844	$-

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2013. There is no comparable data for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012 due to our limited operating history.

	For the Quarter Ended September 30, 2013	For the Nine Months Ended September 30, 2013
	(in thousands)
Balance, beginning of period	$148,953	$129,946
Purchase of securities, at cost	3,056	36,332
Principal repayments	(6,649)	(16,895)
Net gain (loss)	735	(2,691)
Discount accretion	(130)	(727)
Balance, end of period	$145,965	$145,965
Net gains (losses) for outstanding Level 3 Assets	$735	$(2,691)

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values totaling $146.0 million and $129.9 million as of September 30, 2013 and December 31, 2012, respectively. See Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions.

September 30, 2013

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	-%	9.52%	32.90%
Loss severity (life)	9.20%	38.36%	54.60%
Discount rate	3.71%	5.66%	8.97%
Delinquency (life)	0.90%	14.41%	22.30%
Voluntary prepayments (life)	6.90%	9.77%	14.00%

December 31, 2012

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	6.28%	17.65%	26.26%
Loss severity (life)	36.70%	48.52%	56.00%
Discount rate	4.50%	5.17%	5.54%
Delinquency (life)	13.50%	22.56%	33.60%
Voluntary prepayments (life)	4.60%	8.30%	11.40%

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

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. As of September 30, 2013 investments in Agency Securities accounted for 89.7% of our MBS portfolio and 82.7% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

As of September 30, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of September 30, 2013 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.40% as of September 30, 2013.

September 30, 2013	Fannie Mae	Freddie Mac	Total Agency Securities
	(in thousands)
Principal amount	$980,458	$281,574	$1,262,032
Net unamortized premium	54,263	16,633	70,896
Amortized cost	1,034,721	298,207	1,332,928
Unrealized gains	137	-	137
Unrealized losses	(40,392)	(16,830)	(57,222)
Fair value	$994,466	$281,377	$1,275,843

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

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the weighted average lives of our Agency Securities as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than or equal to one year and less than three years	-	-	-	-
Greater than or equal to three years and less than five years	31,956	32,692	638,744	641,231
Greater than or equal to five years	1,243,887	1,300,236	473,614	475,729
Total Agency Securities	$1,275,843	$1,332,928	$1,112,358	$1,116,960

We use a third-party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of September 30, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013	$1,235,161	$(57,222)	$-	$-	$1,235,161	$(57,222)
December 31, 2012	$1,032,421	$(4,692)	$-	$-	$1,032,421	$(4,692)

We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of September 30, 2013 or December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by the GSEs. The GSEs have a rating of AA+.

During the quarter and nine months ended September 30, 2013 we sold $554.4 million of Agency Securities resulting in a realized loss of $48.6 million. During the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012, we did not sell any Agency Securities.

 Note 7 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value.  Fair value changes are reported in the statements of operations in the period in which they occur.

As of September 30, 2013, investments in Non-Agency Securities accounted for 10.3% of our MBS portfolio and 17.3% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities (in thousands)
September 30, 2013	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime/Alt-A	$145,965	$144,086	$176,954	4.17%

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

Prime/Alt-A Non-Agency Securities as of September 30, 2013 and December 31, 2012 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-agency mortgage market, but do not carry any credit guarantee from either a U.S. government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade as of September 30, 2013 and December 31, 2012.

The following table summarizes the weighted average lives of our Non-Agency Securities as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$-	$-	$-	$-
Greater than or equal to one year and less than three years	-	-	-	-
Greater than or equal to three years and less than five years	21,582	21,698	5,763	5,678
Greater than or equal to five years	124,383	122,388	124,183	121,359
Total Non-Agency Securities	$145,965	$144,086	$129,946	$127,037

We use a third-party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities as of September 30, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012.

Unrealized Loss Position For: (in thousands)
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013	$48,078	$(1,236)	$-	$-	$48,078	$(1,236)
December 31, 2012	$-	$-	$-	$-	$-	$-

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and as of September 30, 2013 and December 31, 2012, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

There were no sales of Non-Agency Securities for the quarter and nine months ended September 30, 2013.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Linked Transactions

Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on our condensed balance sheets at fair value. The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable and payable on such instruments. Our Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions is reported in other income on our condensed statements of operations.

The following tables present information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at September 30, 2013. Our Non-Agency Securities underlying our Linked Transactions represent approximately 7.9% of our overall investment in MBS.

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$5,301	1.94%	Prime	$92,384	$93,152	$97,761	2.98%
31 days to 60 days	23,386	1.41	Alt/A	28,814	28,720	36,946	4.70
61 days to 90 days	66,229	1.04	Total	$121,198	$121,872	$134,707	3.39%
Greater than 90 days	6,467	2.00
Total	$101,383	1.23%

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our condensed statements of operations for the quarter and nine months ended September 30, 2013. There is no comparable data for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012 due to our limited operating history.

Unrealized Net Gain (Loss) and Net Interest Income from Linked Transactions	For the Quarter Ended September 30, 2013	For the Nine Months Ended September 30, 2013
	(dollars in thousands)
Interest income attributable to MBS underlying Linked Transactions	$854	$893
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	(170)	(179)
Change in fair value of Linked Transactions included in earnings	40	(2,287)
Unrealized net gain (loss) and net interest income from Linked Transactions	$724	$(1,573)

Note 9 – Repurchase Agreements

As of September 30, 2013 we had MRAs with 27 counterparties and had $1.3 billion in outstanding borrowings with 21 of those counterparties. As of December 31, 2012 we had MRAs with 26 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases as of September 30, 2013 and December 31, 2012.

September 30, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,176,849	0.39%	39	4.95%
Non-Agency Securities	108,185	1.58	54	20.63
Total	$1,285,034	0.49%	40	6.27%

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

Maturing or Repricing	September 30, 2013	December 31, 2012
	(in thousands)
Within 30 days	$504,587	$280,435
31 days to 60 days	591,792	629,311
61 days to 90 days	186,380	226,084
Greater than 90 days	2,275	-
Total	$1,285,034	$1,135,830

For the nine months ended September 30, 2013, we sold short $301.5 million of U.S. Treasury Securities acquired under reverse repurchase agreements. We had purchases of $230.8 million and $300.9 million, respectively, of U.S. Treasury Securities resulting in a gain of $3.7 million and $0.6 million, respectively, for the quarter and nine months ended September 30, 2013. During the quarter ended September 30, 2013, we did not sell any U.S. Treasury Securities. During the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012, we did not sell or purchase any U.S. Treasury Securities.

Note 10 – Derivatives

In addition to the Linked Transactions described in Note 8, “Linked Transactions” we enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments on our Agency Securities which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our condensed balance sheets, as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

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

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying condensed balance sheets as of September 30, 2013 and December 31, 2012.

September 30, 2013

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
		(in thousands)
Interest rate swap contracts	$801,250	$35,481	$-
Interest rate swaptions	130,000	10,782	-
Totals	$931,250	$46,263	$-

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$325,000	$395	$(365)
Interest rate swaptions	130,000	4,545	-
Totals	$455,000	$4,940	$(365)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

September 30, 2013

		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$35,481	$-	$(35,481)	$-
Interest rate swaptions	10,782	-	(8,058)	2,724
Totals	$46,263	$-	$(43,539)	$2,724

We did not have any derivatives in a liability position on our condensed balance sheet at September 30, 2013.

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

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed statements of operations for the quarter and nine months ended September 30, 2013. There is no comparable data for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012 due to our limited operating history.

		Income (Loss) Recognized (in thousands)
Derivatives	Location on condensed statements of operations	For the Quarter Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$212	$530
Interest expense	Realized loss on derivatives	(2,885)	(6,142)
Changes in fair value	Unrealized gain on derivatives	572	40,657
		$(2,101)	$35,045
Interest rate swaptions:
Changes in fair value	Unrealized gain on derivatives	(303)	6,237
		$(303)	$6,237
Totals		$(2,404)	$41,282

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 16 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”). The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our IPO and Private Placement equity) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $38,000 and $76,000 for other expenses incurred on our behalf. For the quarter ended September 30, 2012 and the period from June 21, 2012 through September 30, 2012 we did not reimburse ARRM for any expenses.

ARRM is further entitled to receive a termination fee from us under certain circumstances.  The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2013 and December 31, 2012.

We are not party to any pending, threatened or contemplated litigation.

Note 12 – Stock Based Compensation

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

Awards under the Plan

As of September 30, 2013, there were 405,001 shares reserved for award under the Plan. No awards have been made to date.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	$1,725
March 15, 2013	March 27, 2013	$0.23	$1,725
April 15, 2013	April 29, 2013	$0.23	$1,725
May 15, 2013	May 30, 2013	$0.23	$3,105
June 14, 2013	June 27, 2013	$0.23	$3,105
July 15, 2013	July 30, 2013	$0.23	$3,105
August 15, 2013	August 29, 2013	$0.23	$3,105
September 16, 2013	September 27, 2013	$0.23	$3,105

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in thousands)
Common stock follow-on public offering	May 13, 2013	6,000,000	$18.93	$113,188

Note 14 – Net Income (Loss) per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis. Net income (loss) per common share was ($2.76) and $1.13 for the quarter and nine months ended September 30, 2013. For the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012 our net (loss) and weighted average number of shares were nominal resulting in a net (loss) per common share of ($1.20).

To date, we have not issued any dilutive securities.

Note 15 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles our GAAP net income to estimated taxable REIT income for the quarter and nine months ended September 30, 2013. Our net loss was nominal for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012.

	For the Quarter Ended September 30, 2013	For the Nine Months Ended September 30, 2013
	(in thousands)

GAAP net income (loss)	$(37,217)	$11,995
Book to tax differences:
Net book/tax differences on Non-Agency Securities and Linked Transactions	(70)	6,564
Net capital losses carried forward	44,815	47,921
Unrealized gain on derivatives	(268)	(46,894)
Other	-	2
Estimated taxable income	$7,260	$19,588

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at September 30, 2013 by approximately $19.5 million, or approximately $1.44 per share (based on the 13,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our taxable REIT income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $9.3 million and $22.4 million for the quarter and nine months ended September 30, 2013, respectively. Our estimated taxable REIT income available to pay dividends was $7.3 million and $19.6 million for the quarter and nine months ended September 30, 2013, respectively. We also carried forward from the year ended December 31, 2012, undistributed taxable REIT income of $2.0 million. Our taxable REIT income and dividend requirements are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

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

JAVELIN MORTGAGE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

ARRM is also responsible for the payment of a sub-management fee payable monthly in arrears to the Sub-Manager in an amount equal to a retainer of $115,000 plus 25% of the management fee earned by ARRM, net of expenses.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $38,000 and $76,000, respectively, for other expenses incurred on our behalf. For the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012, we did not reimburse ARRM for any expenses.

For the quarter and nine months ended September 30, 2013, we incurred $1.0 billion and $2.3 billion, respectively, in management fees to ARRM. For the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012, we did not incur any management fees.

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

Note 18 – Subsequent Events

On October 28, 2013, a cash dividend of $0.15 per outstanding common share, or $2.0 million in the aggregate, was paid to holders of record on October 15, 2013. We have also announced cash dividends of $0.15 per outstanding common share payable November 27, 2013 to holders of record on November 15, 2013 and payable December 27, 2013 to holders of record on December 16, 2013.

On October 29, 2013, our Board authorized us to repurchase up to two million shares of outstanding common stock. Shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934 and related rules. The program does not oblige us to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. We do not intend to purchase shares from our directors, officers or other affiliates.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of mortgage backed securities and mortgage loans. Some of these securities are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”), while other securities are backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and, together with Agency Securities, “MBS”), or “target assets.” We also may invest in collateralized commercial mortgage backed securities ("CMBS") and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of September 30, 2013, investments in Agency Securities accounted for 89.7% of our MBS portfolio and 82.7% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of September 30, 2013, investments in Non-Agency Securities accounted for 10.3% of our MBS portfolio and 17.3% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the condensed financial statements).

We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

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

While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our MBS portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that allows us to seek attractive net spreads on our MBS portfolio. Also, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with generally accepted accounting principles in the U.S. (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful. For these and other reasons more fully described under the section captioned “Derivative Instruments” below, no assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition.

In addition to the use of derivatives to hedge interest rate risk, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include,

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

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1 billion, plus (b) 1.0% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. ARRM is entitled to receive a monthly management fee regardless of the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $38,000 and $76,000, respectively, for other expenses incurred on our behalf. For the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012 we did not reimburse ARRM for any expenses.

Also, JAVELIN and ARRM entered into a sub-management agreement with Staton Bell Blank Check LLC (the “Sub-Manager”), an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, ARRM is responsible for paying a sub-management fee to the Sub-Manager in an amount equal to a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms.

Market and Interest Rate Trends and the Effect on our MBS Portfolio

The third quarter of 2013 represented a period of disruptive volatility in the prices of Agency Securities as well as underlying mortgages and U.S. Treasury Securities. The 10-Year Treasury Rate rose from 2.49% on June 28, 2013 to as high as 3.00% on September 5, 2013 before tightening to 2.61% on September 30, 2013. The widely followed benchmark 3.5% Fannie Mae certificates fell from a price of 101.48 on June 28, 2013 to a low of 97.95 on September 5, 2013 and recovered to a price of 101.92 on September 30, 2013. The cause of this volatility was widely attributed to concern about the market impact of a reduction in the Fed’s overall bond buying program, and, particularly, a potential cut in its purchases of Agency Securities. On September 18th, the Fed announced its intention to continue purchasing both U.S. Treasury Securities and Agency Securities at their current level. Market prices for both U.S. Treasury Securities and Agency Securities both increased following that announcement.

The timing and impact of changes in the Fed’s bond buying program are unknown. We expect continued volatility in the market for Agency Securities until the Fed clarifies its plans and actually begins implementation.

We made adjustments to our MBS portfolio as a result of the market volatility in the third quarter in order to reduce exposure to changes in Agency Securities prices. During the third quarter we sold $554.4 million of Agency Securities resulting in a realized loss of $48.6 million. As a result of these sales, leverage expressed as debt to stockholders’ equity declined from 9.28:1 at June 30, 2013 to 6.48:1 at September 30, 2013. We did not reduce our hedge positions, which represented approximately 60.4% of our total MBS portfolio, inclusive of the Non-Agency Securities underlying our Linked Transactions, as of September 30, 2013. We still bear risk from changes in interest rates and, especially, from changes in the prices of Agency Securities relative to swap and Treasury prices.

We believe the current market environment offers attractive reinvestment opportunities.  However, given the potential for further market volatility, we are likely to maintain a conservative posture on reinvestment, leverage, and hedging until we believe medium term risks have subsided.

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

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced a third quantitative easing program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs grew the Fed’s Agency Securities holding by approximately $85 billion per month at least through the end of 2012. On December 12, 2012, the Fed also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead was projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continued to be well anchored.

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

On June 19, 2013, at the FOMC Press Conference, Chairman Bernanke, responding to a journalist's question referring to a hypothetically optimistic economy, stated “In that case, we would expect probably to slow or moderate purchases some time later this year, and then through the middle of through the early part of next year, and ending, in that scenario, somewhere in the middle of the year.”

In a press conference on July 12, 2013, Chairman Bernanke stated that a “highly accommodative monetary policy for the foreseeable future is what's needed in the U.S. economy.” At the July 30-31, 2013 FOMC meeting, most of the Committee members agreed, and voted to continue purchases of Agency Securities at the current pace.

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

In April 2013, all the recommendations of the Wheatley Review came into force through the Financial Services Act of 2012. In this new regulatory framework, the Financial Conduct Authority (“FCA") and the Prudential Regulation Authority (“PRA”) have replaced the Financial Services Authority (“FSA”), the Bank of England has overall responsibility for financial stability, and a new Financial Policy Committee (“FPC”) was created to assist the Bank in achieving its financial stability objective. Additionally, in September 2013, the European Commission proposed draft legislation that will enhance the robustness and reliability of benchmarks like LIBOR, facilitate the prevention and detection of their manipulation and clarify responsibility for and the supervision of benchmarks.

Our derivative and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. To date, implementation of the Wheatley Review recommendations have not had a material impact on the reported levels of LIBOR rates relevant to our derivative or repurchase borrowings.

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

On July 9, 2013, the Fed, the FDIC, and the OCC proposed a rule to change the leverage ratio standards for the largest U.S. banking organizations. Under the proposed rule, bank-holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody would be required to maintain a Tier 1 capital leverage buffer of at least 5 percent, which is 2 percent above the minimum supplementary leverage ratio requirement of 3 percent adopted by these three agencies in their Basel III capital reform rules on July 2, 2013. In addition to the leverage buffer, the proposed rule would require insured depository institutions of such large bank-holding companies to meet a 6 percent supplementary leverage ratio to be considered "well capitalized." The proposed rule would apply starting January 1, 2018. Adoption of these rules may increase cost and reduce availability of repurchase funding provided by institutions subject to the rules.

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

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at September 30, 2013 and September 30, 2012.

	30-Day LIBOR	Effective Federal Funds Rate
September 30, 2013	0.18%	0.06%
September 30, 2012	0.21%	0.09%

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our condensed financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income Summary

Our primary source of income is the interest income we earn on our MBS portfolio. Our interest income for the quarter and nine months ended September 30, 2013 was $11.9 million and $32.1 million, respectively. We did not have any interest income for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012. As of September 30, 2013 and December 31, 2012, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost, of 105.62% and 105.83%, respectively, because the average interest rates on these securities are higher than prevailing market rates. As of September 30, 2013 and December 31, 2012, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 85.34% and 80.94%, respectively, because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio and Linked Transactions for the quarter ended September 30, 2013. There is no comparable data for the quarter ended September 30, 2012 due to our limited operating history. See Note 8 to the condensed financial statements for additional discussion of Linked Transactions.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities	2.78%	1.22%	1.57%	0.41%
Non-Agency Securities (including Linked Transactions)	4.40%	2.14%	2.25%	1.59%
Total portfolio	3.04%	1.32%	1.72%	0.54%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended September 30, 2013 was 5.4% on a constant prepayment basis. There is no comparable data for the quarter ended September 30, 2012 due to our limited operating history. Interest rates on Non-Agency Securities repurchase agreements are generally higher than those for Agency Securities repurchase agreements reflecting the relatively higher perceived risk.

The Federal Funds Rate was 0.06% and LIBOR was 0.18% at September 30, 2013. We increased our total interest rate swap contracts aggregate notional balance from $325.0 million at December 31, 2012 to $801.3 million at September 30, 2013. At September 30, 2013 and December 31, 2012, our interest rate swap contracts had a weighted average swap rate of 1.7% and 1.5%, respectively and a weighted average term of 106 months and 112 months, respectively. As of September 30, 2013, our total interest rate swaptions aggregate notional balance did not change from $130.0 million at December 31, 2012. Our swaptions had an underlying weighted average swap rate of 1.8% and 1.8%, respectively and a weighted average term of 0 months and 9 months, respectively at September 30, 2013 and December 31, 2012.

Net Interest Income

Our net interest income for the quarter and nine months ended September 30, 2013 was $9.9 million and $26.5 million, respectively. We did not have any interest income for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012. As of September 30, 2013, our MBS portfolio consisted of $1.3 billion current face amount of Agency Securities and $146.0 million current face amount of Non-Agency Securities.

Gains and Losses on Sale of MBS

For the quarter and nine months ended September 30, 2013, we sold $554.4 million of Agency Securities resulting in a realized loss of $48.6 million. For the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012, we did not sell any Agency Securities. There were no sales of Non-Agency Securities for the quarter and nine months ended September 30, 2013 and for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012.

Gains and Losses on U.S. Treasury Securities

For the nine months ended September 30, 2013, we sold short $301.5 million of U.S. Treasury Securities acquired under reverse repurchase agreements. We had purchases of $230.8 million and $300.9 million, respectively, of U.S. Treasury Securities resulting in a gain of $3.7 million and $0.6 million, respectively, for the quarter and nine months ended September 30, 2013. During the quarter ended September 30, 2013, we did not sell any U.S. Treasury Securities. During the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012, we did not sell or purchase any U.S. Treasury Securities.

Expenses

Our total expenses for the quarter and nine months ended September 30, 2013, were $1.4 million and $3.6 million, respectively. Our total expenses for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012 were nominal.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated taxable REIT income for the quarter and nine months ended September 30, 2013. Our net loss was nominal for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012.

	For the Quarter Ended September 30, 2013	For the Nine Months Ended September 30, 2013
	(in thousands)

GAAP net income (loss)	$(37,217)	$11,995
Book to tax differences:
Net book/tax differences on Non-Agency Securities and Linked Transactions	(70)	6,564
Net capital losses carried forward	44,815	47,921
Unrealized gain on derivatives	(268)	(46,894)
Other	-	2
Estimated taxable income	$7,260	$19,588

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at September 30, 2013 by approximately $19.5 million, or approximately $1.44 per share (based on the 13,500,050 shares then outstanding).

We are required and intend to timely distribute substantially all of our taxable REIT income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $9.3 million and $22.4 million for the quarter and nine months ended September 30, 2013, respectively. Our estimated taxable REIT income available to pay dividends was $7.3 million and $19.6 million for the quarter and nine months ended September 30, 2013, respectively. We also carried forward from the year ended December 31, 2012, undistributed taxable REIT income of $2.0 million. Our taxable REIT income and dividend requirements are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

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

The tables below summarize certain characteristics of our Agency Securities as of September 30, 2013 and December 31, 2012 (dollars in thousands). All of our Agency Securities were fixed rate securities as of September 30, 2013 and December 31, 2012.

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
September 30, 2013	$1,262,032	$70,896	$1,332,928	105.62%	$1,275,843	101.09%	3.40%
December 31, 2012	$1,055,456	$61,504	$1,116,960	105.83%	$1,112,358	105.39%	3.14%

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
September 30, 2013	$1,262,032	3.40%	340	100.0%
December 31, 2012	$1,055,456	3.14%	342	100.0%

The average principal repayment rate for settled Agency Securities for the quarter ended September 30, 2013 was 5.4%. There is no comparable data for the quarter ended September 30, 2012 due to our limited operating history.

As of September 30, 2013, our MBS portfolio consisted of approximately $1.3 billion in market value of Agency Securities with fixed-interest rate periods of fifteen, twenty, twenty-five and thirty years. As of September 30, 2013, investments in Agency Securities accounted for 89.7% of our MBS portfolio and 82.7% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the condensed financial statements for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

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

We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of September 30, 2013 and December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+.

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

The table below summarizes certain characteristics of our Non-Agency Securities (including those underlying Linked Transactions) as of September 30, 2013 and December 31, 2012 (dollars in thousands).

Non-Agency Securities and Linked Transactions:

As of	Principal Amount	Net Unamortized Discount	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
September 30, 2013	$311,662	$(45,705)	$265,957	85.34%	$267,163	85.72%	4.49%
December 31, 2012	$156,957	$(29,920)	$127,037	80.94%	$129,946	82.79%	5.29%

As of September 30, 2013, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 17.3% of our total investment in MBS.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 21 of which we had done repurchase trades with as of September 30, 2013 and 18 of which we had done repurchase trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements of $1.3 billion and $1.1 billion as of September 30, 2013 and December 31, 2012, respectively.

Derivative Instruments

We generally hedge our interest rate risk as ARRM deems prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. In order to limit exposure to increasing volatility in the markets for U.S. Treasury and Agency Securities in the third quarter of 2013, we reduced our MBS portfolio. We did not reduce our hedge positions, which represented approximately 60.4% of our total MBS portfolio, inclusive of the Non-Agency Securities underlying our Linked Transactions, as of September 30, 2013. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages (“ARMs”) if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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
●

the counterparty to a derivative agreement with us may default on its obligation to pay or not perform under the terms of the agreement and the collateral posted may not be sufficient to protect against any consequent loss;

●	we may lose collateral we have pledged to secure our obligations under a derivative agreement if the associated counterparty becomes insolvent or files for bankruptcy;
●

we may experience a termination event under one or more of our derivative agreements related to our REIT status, equity levels and performance, which could result in a payout to the associated counterparty and a taxable loss to us;

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

As of September 30, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $801.3 million and $325.0 million, respectively. As of September 30, 2013, our total interest rate swaptions aggregate notional balance did not change from the aggregate notional balance of $130.0 million at December 31, 2012. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarter and nine months ended September 30, 2013, we recognized net (losses) gains of ($2.4) million and $41.3 million, respectively, related to our derivatives. The net unrealized loss on Agency Securities for the quarter and nine months ended September 30, 2013 was $7.7 million and $101.0 million, respectively. There is no comparable data for the quarter ended September 30, 2012 and for the period from June 21, 2012 through September 30, 2012 due to our limited operating history.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts as of September 2013. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps previously had. We have established accounts with futures commission merchants for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, we issued 6,000,000 shares of common stock and raised additional net proceeds of approximately $113.2 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale.

As of September 30, 2013, we financed our portfolio with $1.3 billion of net borrowings under repurchase agreements, plus an additional $0.1 billion of repurchase agreements underlying linked transactions. Our leverage ratio was 6.48 to 1 as of September 30, 2013 (or 6.99 to 1 on an unlinked basis). As of September 30, 2013, our liquidity totaled $71.0 million, consisting of $33.3 million of cash plus $37.7 million of unpledged Securities (including Securities received as collateral).

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our condensed balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available to support our investments, repayments on borrowings and the payment of cash dividends as required for qualification as a REIT.

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

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the nine months ended September 30, 2013, we purchased $935.5 million of MBS using proceeds from our equity raise, repurchase agreements and principal repayments. During the nine months ended September 30, 2013, we received cash of $92.5 million from prepayments and scheduled principal payments on our MBS. We received net proceeds of $113.2 million from a common equity issuance during the nine months ended September 30, 2013. Our total repurchase indebtedness was approximately $1.3 billion at September 30, 2013, and we made cash interest payments of approximately $6.4 million on our liabilities for the nine months ended September 30, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted with counterparties increased by $9.2 million and we increased our liability by $51.5 million for cash collateral held as of September 30, 2013.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase and Related Facilities

As of September 30, 2013, we had MRAs with 27 counterparties and had $1.3 billion in outstanding borrowings with 21 of those counterparties. As of December 31, 2012, we had MRAs with 26 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties

The following tables represent the contractual repricing and other information regarding our repurchase agreements and Linked Transactions (see Note 8 to the condensed financial statements for additional discussion of Linked Transactions).

September 30, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,176,849	0.39%	39	4.95%
Non-Agency Securities and Linked Transactions (2)	209,568	1.58	54	20.63
Total	$1,386,417	0.57%	41	7.32%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

(2) Includes $101,383 of repurchase agreements on Linked Transactions.

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

Maturing or Repricing	September 30, 2013	December 31, 2012
	(in thousands)
Within 30 days	$509,888	$280,435
31 days to 60 days	615,178	629,311
61 days to 90 days	252,609	226,084
Greater than 90 days	8,742	-
Total (1)	$1,386,417	$1,135,830

(1) Includes $101,383 of repurchase agreements on Linked Transactions at September 30, 2013.

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

The following graph represents the month-end outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements and Linked Transactions), which finance most of our MBS. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular MBS pledged as collateral (including the effects of principal pay downs) and the level and timing of investment and reinvestment activity.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At September 30, 2013 and December 31, 2012, our total borrowings were approximately $1.3 billion and $1.1 billion (excluding accrued interest), respectively. As of September 30, 2013 and December 31, 2012 we had a leverage ratio of approximately 6.48:1 and 7.67:1, respectively.

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

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	$1,725
March 15, 2013	March 27, 2013	$0.23	$1,725
April 15, 2013	April 29, 2013	$0.23	$1,725
May 15, 2013	May 30, 2013	$0.23	$3,105
June 14, 2013	June 27, 2013	$0.23	$3,105
July 15, 2013	July 30, 2013	$0.23	$3,105
August 15, 2013	August 29, 2013	$0.23	$3,105
September 16, 2013	September 27, 2013	$0.23	$3,105

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in thousands)
Common stock follow-on public offering	May 13, 2013	6,000,000	$18.93	$113,188

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of September 30, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of MBS

We invest in target assets representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans.  The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify all of our Agency Securities as available for sale securities. All assets that are classified as available for sale securities are carried at fair value with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statement of comprehensive income. We classify all of our Non-Agency Securities as trading assets. All assets that are classified as available for trading will be carried at fair value and unrealized gains and losses are included in other income (loss) as a component of the statements of operations.

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

Repurchase Agreements: We finance the acquisition of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the LIBOR. Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. For the nine months ended September 30, 2013, we sold short $301.5 million of U.S Treasury Securities acquired under reverse repurchase agreements. We had purchases of $230.8 million and $300.9 million, respectively, of U.S. Treasury Securities resulting in a gain of $3.7 million and $0.6 million, respectively, for the quarter and nine months ended September 30, 2013.

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

Inflation

Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our Board based in part on our taxable REIT income as calculated according to the requirements of the Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

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

●	mortgage loan modification programs and future legislative action;
●	the impact of the continued delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling or budget;
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

●	the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;
●	availability of suitable investment opportunities;
●	the degree and nature of the competition for investments in our target assets;
●	changes in our business and investment strategy;
●	our failure to maintain an exemption from being regulated as a commodity pool operator;
●	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate its management relationship with us;
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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. Currently, all of our Agency Securities were purchased at a premium. Currently, all of our Non-Agency Securities were purchased at a discount.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2013 and December 31, 2012, assuming a static MBS portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of September 30, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(1.23)%	(2.63)%
0.50%	(0.56)%	(1.27)%
(0.50)%	6.14%	1.02%
(1.00)%	4.11%	1.70%

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(12.26)%	(1.95)%
0.50%	(5.35)%	(0.60)%
(0.50)%	2.91%	0.66%
(1.00)%	(6.32)%	0.51%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate statements of comprehensive income.

All of our Non-Agency Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other Income (Loss)” reported as part of the statements of operations.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company is not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013, except as set forth in Part II, Item 1A of our Quarterly Report of Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 5, 2013.

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

Date: October 30, 2013	JAVELIN MORTGAGE INVESTMENT CORP.

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