Form 10-K
period 2013-12-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2014-03-06
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On June 30, 2013, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $186,330,000, based on the closing sales price of our common stock on such date as reported on the NYSE.

The number of outstanding shares of the Registrant’s common stock as of March 5, 2014 was 11,992,743.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

Our Company

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of residential mortgage backed securities and mortgage loans. Some of these securities are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”), while other securities are backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and, together with Agency Securities, “MBS”), or “target assets.” We also may invest in collateralized commercial mortgage backed securities ("CMBS") and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013, investments in Non-Agency Securities accounted for 15.2% of our MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the financial statements). As of December 31, 2012, investments in Agency Securities accounted for 89.5% of our MBS portfolio and investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio (we did not have any Linked Transactions as of December 31, 2012).

We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”), which was most recently amended on March 5, 2014. ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the cost of the funds we borrow, after giving effect to our hedges. We identify and acquire our target assets, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market.  Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks.  We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Internal Revenue Code (the “Code”) and to avoid regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are taking advantage of certain of these exemptions including not having our auditors render an attestation report. As we take advantage of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Our Strategies

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

Our Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements. Our total repurchase indebtedness was approximately $839.4 million at December 31, 2013, and had a weighted average maturity of 35 days. See Note 8, “Linked Transactions” for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to these ranges. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our master repurchase agreements ("MRAs") and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement. All of our executive officers are also employees of ARRM (see Note 16 to the financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for additional one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1.0 billion, plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and dividends representing returns of capital for tax purposes, reduce the amount of gross equity raised used to calculate the monthly management fee. ARRM is entitled to receive a monthly management fee regardless of the performance of our MBS portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We incurred $3.3 million in management fees for the year ended December 31, 2013 and $0.6 million in management fees for the period from June 21, 2012 through December 31, 2012.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are responsible for any costs and expenses that ARRM incurs solely on our behalf other than various overhead expenses specified in the terms of the Management Agreement. For the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, we reimbursed ARRM $147,096 and $2,564, respectively, for expenses incurred on our behalf.

Also, JAVELIN and ARRM entered into a sub-management agreement with Staton Bell Blank Check LLC (“SBBC”), an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, ARRM is responsible for paying a sub-management fee to SBBC in an amount equal to a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms.

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

In October 2013, our Board authorized a stock repurchase program of up to two million shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. As of December 31, 2013, there were 492,693 authorized shares remaining under our Repurchase Program.

Real Estate Investment Trust Requirements

We have elected to be taxed as a REIT under the Code. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Distributions

As required in order to maintain our qualification as a REIT for U.S. federal income tax purposes, we intend to distribute with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to continue to make regular cash distributions of all or substantially all of our taxable income to our stockholders out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to stockholders will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law (“MGCL”) and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate related assets." In satisfying this 55% requirement we treat agency and non-agency mortgage backed securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat agency mortgage backed securities in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate related assets.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance and interpretations from the SEC staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. For example, we may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the New York Stock Exchange (“NYSE”). Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring MBS, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including MBS, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

Employees

We are managed by ARRM pursuant to the Management Agreement between us and ARRM. We do not have any employees. As of December 31, 2013, ARRM had 19 employees.

Facilities

Our principal offices are located at:

JAVELIN Mortgage Investment Corp.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.javelinreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.javelinreit.com. We make available on our website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our corporate governance documents, including our code of business conduct and ethics. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver.

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

ARRM and its affiliates have limited experience in acquiring or financing Non-Agency Securities and other mortgage related investments.

ARRM employs an investment team focused on Agency and Non-Agency Securities and other mortgage related investments. Although we pursue investments in Non-Agency Securities, prior to the hiring of certain Non-Agency Securities investment professionals in connection with our commencement of operations, ARRM and its affiliates have limited experience managing investment vehicles that pursued a Non-Agency Securities investment strategy, which may limit our ability to achieve our investment objectives.

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

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, beginning in 2007, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and MBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs. As part of the conservatorship agreement, the U.S. Treasury committed to support the positive net worth of Fannie Mae and Freddie Mac with preferred stock purchases as necessary, through the beginning of 2013. In 2013, Fannie Mae’s bailout was capped at $125.0 billion and Freddie Mac's was limited to $149.0 billion. The preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency Securities portfolios (they must be reduced by at least 15% each year until their respective mortgage assets reach $250 billion, which is projected to be 2018). Under these agreements, each GSE is required to pay to the U.S. Treasury a quarterly dividend equal to 10 percent of the total amount drawn under their respective agreements. In 2012, the U.S. Treasury announced that the payments would be replaced by a quarterly sweep of every dollar of profit that each GSE earned in the future.

The U.S. Federal Reserve (the "Fed") announced in November 2008 a program of large-scale purchases of Agency Securities in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. In total, $1.25 trillion in Agency Securities were purchased between January 2009 and March 2010, when the purchase phase of the program was completed. In addition, while the Fed program of Agency Securities purchases terminated in 2010, the Fed reported that through October 30, 2013, it held approximately $1.4 trillion of Agency Securities. Subject to specified investment guidelines, the portfolios of Agency Securities purchased through the programs established by the U.S. Treasury and the Fed may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency Securities that we seek to acquire during the remaining term of these portfolios.

There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will be adequate for the longer-term viability of these GSEs. These uncertainties lead to questions about the availability of and trading market for, Agency Securities. Accordingly, if these government actions are inadequate and the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securitis and our business, operations and financial condition could be materially and adversely affected.

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

On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill titled, "Housing Finance Reform and Taxpayer Protection Act of 2013," which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill titled, "Protecting American Taxpayers and Homeowners Act" to the U.S. House of Representatives. Both bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS. While both bills have had support in their respective house of Congress, the momentum to reform and possibly eliminate Fannie Mae and Freddie Mac has been slowed somewhat by the fact that the GSEs are now turning considerable profits and have paid back the $188 billion in aggregate financial support they received from the U.S. Treasury.

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

The Fed announced on December 18, 2013 that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. The Fed expects these measures to put downward pressure on long-term interest rates. Also at its December 18, 2013 and January 29, 2014 meetings, the Fed announced as part of the QE3 that it would trim its monthly U.S. Treasury Securities and Agency Securities purchases to $75.0 billion and $65.0 billion, respectively, for January and February 2014, down from $85.0 billion during 2013. While the Fed hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and improve business and household spending, we cannot predict the impact of these programs or any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although the Fed action could increase the prices of our target assets and reduce the spread on our investments.

Certain actions by the Fed could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the Fed announced “Operation Twist,” which is a program by which it intended to purchase, by the end of June 2012, $400 billion of U.S. Treasury Securities with remaining maturities between 6 and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. On June 20, 2012, the Fed announced that it would extend “Operation Twist” through 2012 by purchasing and selling an additional $267 billion of such securities. On December 12, 2012, the Fed announced that it would continue purchasing U.S. Treasury Securities into 2013 initially at a pace of $45.0 billion per month. On December 18, 2013, the Fed announced it would reduce its monthly purchases of U.S. Treasury Securities in 2014 to $40.0 billion and monthly purchases of Agency Securities to $35.0 billion. The effect of this purchasing program could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, future securities purchase programs by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The downgrade of the U.S. Government’s or certain European countries’ credit ratings and future downgrades of the U.S. Government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Standard & Poor's Corporation reaffirmed those ratings in 2012 and 2013. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.'s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

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

The U.S. Government, through the Fed, the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (“H4H Program”), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures and the Home Affordable Refinance Program(“HARP”) , which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan to value ratios up to 125% without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with Non-Agency Securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of and the returns on the MBS that we may purchase.

In October 2011, the FHFA announced changes to HARP to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan to value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage related assets, including MBS, as well as the broader financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage related and other financial assets. Over the past several years, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. In particular, the residential mortgage market in the U.S. experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These factors impacted investor perception of the risk associated with MBS, real estate related securities and various other asset classes in which we may invest. As a result, values for MBS, real estate related securities and various other asset classes in which we may invest experienced volatility. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

Continued adverse developments in the residential mortgage market may adversely affect the value of the MBS in which we invest.

During the past few years, the residential mortgage market in the U.S. experienced a variety of difficulties and changed economic conditions that adversely affected the performance and market value of the MBS in which we invest. Although the overall residential mortgage market has improves, MBS originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of MBS may not perform as expected. As a result, the market for these securities may be adversely affected.

Conditions within the market over the past several years were driven primarily by:

•	delinquencies across a broad scope of mortgage loans that include subprime mortgage loans, Alt-A mortgage loans; and prime mortgage loans;

•	declining housing prices and flattening of property values;

•	resetting adjustable rate mortgages (“ARMs”) that result in increased mortgage payments; and

•	constrained ability by borrowers to refinance or sell their properties.

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

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, all of which are beyond our control. Our success depends to a significant degree on our ability to analyze the relationship changing interest rates may have on our results of operations and financial position in general and the impact such rate changes may have on critical elements underlying MBS and other investments’ values and borrowings in particular, as follows:

•
changes in interest rates may inversely affect the fair value of our assets, primarily MBS. When interest rates rise, the value of fixed rate MBS generally declines, when interest rates fall, the value of fixed rate MBS generally increase;

•
changes in interest rates may inversely affect levels of prepayments on mortgages. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates on these prepayments affects the price of MBS and the effect can be particularly pronounced with fixed rate MBS; and

•
changes in interest rates may create mismatches between our assets, primarily MBS and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should rates increase, interest rate caps on our hybrid adjustable rate and adjustable rate MBS would limit the income stream on these investments while our borrowings would not be subject to similar restrictions.

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

Our investment portfolio consists of whole mortgage loans and securities backed by pools of mortgage loans. For securities backed by pools of mortgage loans, we receive payments on our securities, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our assets. These faster or slower than expected payments may adversely affect our profitability.

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

In addition, the introduction of relatively recent government programs, such as the U.S. Treasury’s HAMP program, increases the availability of mortgage credit to a large number of homeowners in the United States, which we expect impacts the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac Agency Securities. These new programs, along with any new additional programs or changes to existing programs, can cause uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.

Interest rate caps on our adjustable rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable rate securities typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in ARMs, with an initial rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such initial rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable rate securities, the interest distributions made on the related securities will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable rate MBS. Further, some of the mortgage loans underlying our adjustable rate MBS may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable rate MBS than we need to pay interest on our related borrowings. These, factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

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

The Dodd−Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd−Frank Act, most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not currently anticipate qualifying for an exception. Among the other provisions of the Dodd−Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, record keeping and reporting requirements; and imposition of position limits. Although the Dodd−Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the U.S. Commodity Futures Trading Commission (the “CFTC”). The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

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

Our investments may have private mortgage insurance, but this insurance may not be sufficient to cover losses.

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

In certain cases, ARRM’s determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest are often difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. The valuation process continues to be challenging as market events have made valuations of certain assets more difficult, unpredictable and volatile.

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

AVM, L.P. (“AVM”), is a securities broker dealer with which we contract with for administering clearing and settlement services for administering our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing. AVM also assists us with the management of margin arrangements between us and our lenders for each of our repurchase agreements and they are beneficial in addressing the potential scarcity of repurchase funding. Nonetheless, we depend on borrowings to fund our acquisitions of MBS and reach our target leverage ratio. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. We have entered into Master Repurchase Agreements MRAs establishing the general terms and conditions of borrowings, if any, made by lenders. There can be no assurance that these agreements will remain in place and, even if in place, the amount and definitive terms under which we would be able to borrow. Continued adverse developments in the residential and commercial mortgage markets could make it more difficult for us to borrow money to finance our acquisition of MBS.

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

As of December 31, 2013, the weighted average margin requirement under all our repurchase agreements (inclusive of repurchase agreements under Linked Transactions, see Note 8) was approximately 9.01% (weighted by borrowing amount).

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

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as swaps. Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which became effective on October 12, 2012 for those who became CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the CFTC including with respect to disclosure, reporting, record keeping and business conduct.

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

We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and negatively affect the market price of our common stock and our ability to distributions dividends.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third-parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

We rely on sophisticated information technology systems, networks and infrastructure in managing our day-to-day operations. Despite cyber-security measures already in place, our information technology systems, networks and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks and infrastructure, and protect our information could adversely affect our business.

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

We expect to continue to make regular cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. Future distributions are made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no guarantees of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

We may become subject to reporting and other obligations under the Securities Act and the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act.  These reporting and other obligations, may place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.  Also, as an “emerging growth company,” as defined in the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have decided to take advantage of certain of these exemptions, including not having our auditors render an attestation report. As we take advantage of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

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

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third-party to acquire control of the company.

Certain provisions of the MGCL may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interests. Additionally, our charter and bylaws contain other provisions that may delay or prevent a change of control of the company.

If we have a class of equity securities registered under the Securities Exchange Act and meet certain other requirements, Title 3, Subtitle 8 of the MGCL permits JAVELIN without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, once we meet the applicable requirements, our charter provides that our Board will have the exclusive power to fill vacancies on our Board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. JAVELIN may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time that we have a class of equity securities registered under the Securities Exchange Act and satisfy certain other requirements.

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

Messrs. Ulm and Zimmer have a long term relationship with AVM and we have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM. Until we elect to move those services in-house, we will remain dependent on AVM or other third-parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third-parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ARRM's experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ARRM and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ARMOUR, ARRM and their affiliates. Each of our executive officers and certain of our non-independent directors is also an employee or affiliated with ARMOUR and ARRM and they will not be exclusively dedicated to our business. Each of Mr. Ulm and Mr. Zimmer is a Co-Managing Member of ARRM and stockholder of ARMOUR.

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

We compete with current and future investment entities affiliated with ARRM.

There are conflicts of interest in allocating investment opportunities among us and other funds, investment vehicles and ventures managed by ARRM. There is a significant overlap in the assets and investment strategies of us and ARMOUR. Although ARRM may dedicate certain trading and investment personnel to serve us only, in most cases the same trading and investment personnel may provide services to both entities. ARRM and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with us and therefore may compete with us for investment opportunities and ARRM resources. ARRM has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that ARRM will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.

Resolution of potential conflicts of interest in allocation of investment opportunities.

In allocating investment opportunities among us and any other funds or accounts managed by them, ARRM's personnel are guided by the principles that they will treat all entities fairly and equitably, they will not arbitrarily distinguish among entities and they will not favor one entity over another.

In allocating a specific investment opportunity among us and ARMOUR, ARRM will make a determination, exercising their judgment in good faith, as to whether the opportunity is appropriate for each entity. Factors in making such a determination may include an evaluation of each entity's liquidity, overall investment strategy and objectives, the composition of the existing portfolio, the size or amount of the available opportunity, the characteristics of the securities involved, the liquidity of the markets in which the securities trade, the risks involved, and other factors relating to the entity and the investment opportunity. ARRM is not required to provide every opportunity to each entity.

If ARRM determines that an investment opportunity is appropriate for both us and ARMOUR, then ARRM will allocate that opportunity in a manner that they determine, exercising their judgment in good faith, to be fair and equitable, taking into consideration all allocations among us and ARMOUR taken as a whole. ARRM has broad discretion in making that determination, and in amending that determination over time.

In the future, ARRM may adopt additional conflicts on interest resolution policies and procedures designed to support the equitable allocation and to prevent the preferential allocation of investment opportunities among entities with overlapping investment objectives.

If ARRM ceases to be our investment manager, financial institutions providing any financing arrangements to us may not provide future financing to us.

Financial institutions that finance our investments may require that ARRM continue to act in such capacity. If ARRM ceases to be our manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, it is likely that we would be materially and adversely affected.

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

ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity raised (see Note 16 to the financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ARRM for a given month despite the fact that we could experience a net loss during that month. ARRM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ARRM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Further, the management fee structure gives ARRM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ARRM primarily based on the size of our equity and not on our financial returns to stockholders.

The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ARRM.

Termination of the Management Agreement with ARRM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreement with ARRM. We may not terminate the Management Agreement during the Initial Term, as defined therein, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the Management Agreement provides that we will pay ARRM a termination payment equal to the greater of (a) the base management fee as calculated immediately prior to the effective date of the termination of the Management Agreement pursuant to Section 10.2 of the Management Agreement for the remainder of the then current term, or (b) three times the base management fee paid to ARRM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination. This provision increases the effective cost to us of electing to terminate the Management Agreement, thereby adversely affecting our inclination to end our relationship with ARRM, even if we believe ARRM’s performance is not satisfactory.

ARRM may terminate the Management Agreement at any time and for any reason upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the Initial Term, the Management Agreement will automatically renew for successive one-year renewal terms unless either we or ARRM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the Initial Term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

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

The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third-party.

The Management Agreement that we entered into with ARRM was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third-party. The terms of the Management Agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ARRM.

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

If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate rates;

•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•
unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we do not qualify as a REIT.

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

In order to finance some of our assets that we hold or acquire, we may enter into repurchase agreements, including with persons who sell us those assets. Under a repurchase agreement, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase those sold assets. Although the tax treatment of repurchase transactions is unclear, we take the position that we are treated for U.S. federal income tax purposes as the owner of those assets that are the subject of any such repurchase agreement notwithstanding that we may transfer record ownership of those assets to the counterparty during the term of any such agreement. Because we enter into repurchase agreements the tax treatment of which is unclear, the IRS could assert, particularly in respect of our repurchase agreements with persons who sell us the assets that we wish to finance by way of repurchase agreements, that we did not own those assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

Our capital loss carry forward for tax purposes may expire before we can fully use it to offset otherwise taxable income or gains.
For U.S. federal income tax purposes, we have incurred a net capital loss during our taxable year ending on December 31, 2013. Such net capital loss may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. As of December 31, 2013, our capital loss carry forward for U.S. federal income tax purposes, is equal to $80.5 million. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

Risks Related to Our Common Stock

For as long as we are an emerging growth company, we are not required to comply with certain reporting requirements, including those relating to disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold stockholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive to the extent we rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Any future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our 2012 Stock Incentive Plan), or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in our Company.

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

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or all classes of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. In each case, such prohibition includes a prohibition on owning warrants or options to purchase stock if ownership of the underlying stock would cause the holder or beneficial owner to exceed the prohibited thresholds. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock and warrants, if and when issued, in excess of our ownership limits without the consent of our Board shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. We may grant waivers from the 9.8% charter restriction for holders where, based on representations, covenants and agreements received from certain equity holders, we determine that such waivers would not jeopardize our status as a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any real estate or other physical properties. Pursuant to the Management Agreement, ARRM maintains our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

Our company and ARRM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on October 3, 2012, and is currently listed on the New York Stock Exchange ("NYSE") under the symbol “JMI”. As of March 5, 2014, the per share price of our common stock as reported on the NYSE was $14.65.

The following table sets forth the range of high and low closing prices for our stock for the periods indicated as reported by the NYSE.

Quarter Ended	Common Stock
	High	Low
December 31, 2013	$13.93	$11.58
September 30, 2013	$14.43	$10.76
June 30, 2013	$20.16	$13.05
March 31, 2013	$20.00	$18.87
December 31, 2012 (commencing October 3, 2012)	$19.95	$16.40

Holders of Common Equity

As of March 5, 2014, we had 109 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our real estate investment investment trust ("REIT") qualification, restrictions on making distributions under Maryland General Corporation Law and such other factors as our Board deems relevant.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock, see the heading titled, "Stockholders' Equity - Dividends" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

For the year ended December 31, 2013, total dividend payments to common stockholders were $28.4 million and our estimated REIT taxable income available to pay dividends was $25.3 million. We also carried forward from the year ended December 31, 2012, undistributed REIT taxable income of $2.0 million. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the three months ended December 31, 2013.

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (4)
November 26, 2013 to December 30, 2013	1,507,307	$12.72	1,507,307	492,693
(1) All shares were repurchased pursuant to our Repurchase Program (see Note 3 to the financial statements).
(2) Weighted average price.
(3) In October 2013, our Board authorized a stock repurchase program of up to two million shares of our common stock outstanding.

(4) On March 5, 2014, the Board authorized an additional one million share repurchase authorization raising the total available for repurchase to 1,492,693 shares.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at October 3, 2012 (the date of commencement of trading on the NYSE), with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”) and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns
140
130
120
110
100
90
80
70
60
50
10/3/2012
1/3/2013
4/3/2013
7/3/2013
10/3/2013
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
Javelin Investment Corp.

	Period Ending
Index	10/03/12	12/31/12	03/28/13	06/28/13	09/30/13	12/31/13
FTSE NAREIT Mortgage Total Return Index	$99.82	$92.58	$109.10	$92.41	$90.63	$90.77
S&P 500 Total Return Index	$100.38	$99.26	$109.79	$112.98	$118.91	$131.41
Javelin Investment Corp.	$98.00	$97.88	$104.36	$78.07	$69.21	$84.41

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K as of and for the year ended December 31, 2013 and as of and for the period from June 21, 2012 (inception) to December 31, 2012. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Balance Sheet Data	As of December 31, 2013	As of December 31, 2012
	(in thousands)
Agency Securities, available for sale, at fair value (including pledged securities of $770,172 and $1,087,452)	$801,777	$1,112,358
Non-Agency Securities, trading, at fair value (including pledged securities of $143,080 and $129,946)	$143,399	$129,946
Linked Transactions, net, at fair value (including pledged securities of $140,945)	$16,322	$—
Repurchase agreements	$839,405	$1,135,830
Total Stockholders’ Equity	$171,280	$148,047

Statement of Operations Data	For the Year Ended December 31, 2013	For the Period from June 21, 2012 Through December 31, 2012
	(in thousands)
Interest Income:
Agency Securities, net of amortization of premium	$35,081	$6,767
Non-Agency Securities, including discount accretion	7,975	1,421
Interest Expense	(7,332)	(1,455)
Net Interest Income	$35,724	$6,733
Total Other Income (Loss)	$(74,066)	$239
Expenses	$(5,430)	$(828)
Income tax expense	$(2)	$(46)
Net Income (Loss)	$(43,774)	$6,098
Income (Loss) per share	$(3.89)	$1.88
Weighted average shares outstanding	$11,257	$3,247
Cash dividends paid per common share	$2.52	$0.46
Key Portfolio Statistics *
Average MBS (1)	$1,473,617	$1,022,175
Average Repurchase Agreements (2)	$1,369,302	$968,317
Average Yield Agency Securities	2.82%	2.98%
Average Yield Non-Agency Securities	4.48%	5.05%
Average Portfolio Yield (3)	3.08%	3.20%
Average Cost of Funds Agency Repo	1.03%	0.74%
Average Cost of Funds Non-Agency Repo	2.85%	2.12%
Average Cost of Funds (4)	1.21%	0.84%
Interest Rate Spread (5)	1.87%	2.36%
Return on Equity (6)	(25.56)%	4.12%
Average Annual Agency Securities Repayment Rate (7)	4.5%	1.4%
Debt to Stockholders' Equity (8)	4.90	7.67
* All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily investments during the year by the number of days in the period.

(2)
Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)	Our average portfolio yield was calculated by dividing our annualized interest income by the average of our Agency Securities and Non-Agency Securities.

(4)	Our average cost of funds was calculated by dividing our annualized interest expense (including derivatives) by our average repurchase agreement borrowings.

(5)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.

(6)	Our return on equity was calculated by dividing net income by equity.

(7)	Our average annual portfolio repayment rate is calculated by taking the actual CPR for a month and averaging it with the other CPRs from the same year.

(8)	Our debt-to-equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

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

References to “we,” “us,” “our,” “JAVELIN” or the “Company” are to JAVELIN Mortgage Investment Corp. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of residential mortgage backed securities and mortgage loans. Some of these securities are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”), while other securities are backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and, together with Agency Securities, “MBS”, or “target assets”). We also may invest in collateralized commercial mortgage backed securities ("CMBS") and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013, investments in Non-Agency Securities accounted for 15.2% of our MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the financial statements). As of December 31, 2012, investments in Agency Securities accounted for 89.5% of our MBS portfolio and investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio (we did not have any Linked Transactions as of December 31, 2012).

We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”), which was most recently amended on March 5, 2014. ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of ARMOUR Residential REIT, Inc. (“ARMOUR”), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the cost of the funds we borrow, after giving effect to our hedges. We identify and acquire our target assets, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market.  Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks.  We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Internal Revenue Code (the “Code”) and avoid regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest spread, the market value of our target assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, may affect our business in ways that are difficult to predict. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses.  We are exposed to changing credit spreads which could result in declines in the fair value of our investments. We believe ARRM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs.  Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our target assets purchased at a premium increase, related purchase premium amortization will increase, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	the REIT requirements under the Code;

•	the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement. All of our executive officers are also employees of ARRM (see Note 16 to the financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for additional one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1.0 billion, plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and dividends representing returns of capital for tax purposes, reduce the amount of gross equity raised used to calculate the monthly management fee. ARRM is entitled to receive a monthly management fee regardless of the performance of our MBS portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We incurred $3.3 million in management fees for the year ended December 31, 2013, and $0.6 million in management fees for the period from June 21, 2012 through December 31, 2012.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are responsible for any costs and expenses that ARRM incurs solely on our behalf other than various overhead expenses specified in the terms of the Management Agreement. For the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, we reimbursed ARRM $147,096 and $2,564 , respectively, for expenses incurred on our behalf.

Also, JAVELIN and ARRM entered into a sub-management agreement with Staton Bell Blank Check LLC ("SBBC"), an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, ARRM is responsible for paying a sub-management fee to SBBC in an amount equal to a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms.

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

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced a third quantitative easing program, popularly referred to as “QE3,” to purchase an additional $40.0 billion of Agency Securities per month until the unemployment rate and other economic indicators improved. QE3 plus its existing investment programs grew the Fed’s U.S. Treasury Securities and Agency Securities holdings by approximately $85.0 billion per month at least through the end of 2013.

At its December 18, 2013, and January 29, 2014, meetings, the Fed decided to trim its monthly Agency Securities purchases to $35.0 billion and $30.0 billion, respectively, for January and February 2014, down from $40.0 billion in 2013. Longer term U.S. Treasury Securities purchases were trimmed to a pace of $40.0 billion and $35.0 billion per month, respectively, for January and February 2014, down from $45.0 billion in 2013. These actions were to keep in place the Fed's highly accommodative stance of monetary policy. As part of that policy, the Fed announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead was projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continued to be well anchored.

Reduced purchase levels by the Fed may result in lower over all demand and therefore lower prices for Agency Securities. Lower Agency Securities prices will reduce our book value and the amounts that we can borrow under repurchase agreements.

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

The Wheatley Review also proposes a number of remedial actions, including;

•	New statutory authority for the FSA to supervise and regulate the LIBOR setting process;

•	Establishing a new independent oversight body to administer the LIBOR setting process;

•	Eliminating LIBOR rates for certain currencies and maturities where markets are not sufficiently deep and liquid;

•	Ceasing immediate reporting of rates submitted by individual participating banks; and

•	Establishing controls to ensure that submitted rates represent actual transactions.

In April 2013, all the recommendations of the Wheatley Review came into force through the Financial Services Act of 2012. In this new regulatory framework, the Financial Conduct Authority (“FCA") and the Prudential Regulation Authority (“PRA”) have replaced the FSA, the Bank of England has overall responsibility for financial stability, and a new Financial Policy Committee (“FPC”) was created to assist the Bank in achieving its financial stability objective. Additionally, in September 2013, the European Commission proposed draft legislation that will enhance the robustness and reliability of benchmarks like LIBOR, facilitate the prevention and detection of their manipulation and clarify responsibility for and the supervision of benchmarks.

Our derivative and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. To date, implementation of the Wheatley Review recommendations have not had a material impact on the reported levels of LIBOR rates relevant to our derivative or repurchase borrowings.

On July 2, 2013, the Fed, in coordination with the FDIC and the Office of the Comptroller of the Currency (the "OCC"), approved a final rule that enhances bank regulatory capital requirements and implements certain elements of the Basel III capital reforms in the U.S. On July 9, 2013, the OCC approved the final rule and the FDIC approved the final rule as an interim rule. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised U.S. financial institutions. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all U.S. banking organizations. The final rule will continue to apply existing risk-based capital standards with respect to residential loans, including a 50% risk weight for safely underwritten first-lien mortgages that are not past due. "Advanced approaches banking organizations," those with $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures, were required to comply with the final rule starting on January 1, 2014. Other banking organizations will be required to comply with the final rule starting January 1, 2015.

On July 9, 2013, the Fed, the FDIC, and the OCC proposed a rule to change the leverage ratio standards for the largest U.S. banking organizations. Under the proposed rule, bank-holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody would be required to maintain a Tier 1 capital leverage buffer of at least 5%, which is 2% above the minimum supplementary leverage ratio requirement of 3% adopted by these three agencies in their Basel III capital reform rules on July 2, 2013. In addition to the leverage buffer, the proposed rule would require insured depository institutions of such large bank-holding companies to meet a 6% supplementary leverage ratio to be considered "well capitalized." The proposed rule would apply starting January 1, 2018. Adoption of these rules may increase cost and reduce availability of repurchase funding provided by institutions subject to the rules.

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

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at the quarterly periods presented.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
December 31, 2013	0.17%	0.07%
September 30, 2013	0.18%	0.06%
June 30, 2013	0.19%	0.07%
March 31, 2013	0.20%	0.09%
December 31, 2012	0.21%	0.09%
September 30, 2012	0.21%	0.09%
June 30, 2012	0.25%	0.09%

Results of Operations

As a result of our equity raising efforts, through May 2013, our earnings as reported in prior year financial statements, particularly on a per share basis, may not be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our MBS portfolio. Our net income (loss) for the year ended December 31, 2013 was $(43.8) million compared to $6.1 million for the period from June 21, 2012 through December 31, 2012. The 2013 loss was primarily the result of $(129.0) million net losses on security positions, partially off-set by $55.0 million gains on derivatives. As of December 31, 2013 and December 31, 2012, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 100.01% and 105.83%, respectively, because the average interest rates on these securities are higher than prevailing market rates. As of December 31, 2013 and December 31, 2012, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 86.71% and 80.94%, respectively, because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio and Linked Transactions for the quarterly periods presented. See Note 8 to the financial statements for additional discussion of Linked Transactions.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
December 31, 2013	3.02%	1.31%	1.71%	0.40%
September 30, 2013	2.79%	1.11%	1.68%	0.41%
June 30, 2013	2.76%	0.99%	1.77%	0.42%
March 31, 2013	2.74%	0.84%	1.90%	0.46%
December 31, 2012	2.98%	0.74%	2.24%	0.48%

Non-Agency Securities (including Linked Transactions):
December 31, 2013	4.48%	3.34%	1.14%	2.25%
September 30, 2013	4.40%	2.07%	2.33%	1.59%
June 30, 2013	4.50%	2.39%	2.11%	2.06%
March 31, 2013	4.61%	2.06%	2.55%	2.06%
December 31, 2012	5.05%	2.12%	2.93%	2.12%

Total portfolio:
December 31, 2013	3.33%	1.55%	1.78%	0.62%
September 30, 2013	3.04%	1.21%	1.83%	0.54%
June 30, 2013	2.95%	1.09%	1.86%	0.53%
March 31, 2013	2.99%	0.95%	2.04%	0.61%
December 31, 2012	3.20%	0.84%	2.36%	0.60%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended December 31, 2013 was 4.0% on a constant prepayment basis compared to 1.4% for the quarter ended December 31, 2012. Interest rates on Non-Agency Securities repurchase agreements are generally higher than those for Agency Securities repurchase agreements reflecting the relatively higher perceived risk.

The Federal Funds Rate was 0.07% and LIBOR was 0.17% at December 31, 2013. We increased our total interest rate swap contracts aggregate notional balance from $325.0 million at December 31, 2012 to $801.3 million at December 31, 2013. At December 31, 2013 and December 31, 2012, our interest rate swap contracts had a weighted average swap rate of 1.7% and 1.5%, respectively and a weighted average term of 103 months and 112 months, respectively. We increased our total interest rate swaptions aggregate notional balance from $130.0 million at December 31, 2012 to $750.0 million at December 31, 2013. Our swaptions had an underlying weighted average swap rate of 2.7% and 1.8%, respectively and a weighted average term of 9 months and 9 months, respectively at December 31, 2013 and December 31, 2012. The increase in our interest rate swap contracts and interest rate swaptions corresponded to increases in our MBS portfolio and related repurchase agreements. Unrealized gains (losses) on derivatives totaled $57.7 million and $(0.3) million, respectively for the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012. The gain for the year ended December 31, 2013 represents the changes in fair value resulting from sharp increases in long-term interest rates experienced during the year. The loss for the period from June 21, 2012 through December 31, 2012 were the result of more gradual and sustained declines of interest rates during those periods.

Net Interest Income

Our net interest income for the year ended December 31, 2013 was $35.7 million compared to $6.7 million for the period from June 21, 2012 through December 31, 2012. Net interest income in 2013 reflects increases to the portfolio during the year. Net interest income in 2012 reflects earnings from the commencement of our operations as of October 9, 2012 through the end of the year. As of December 31, 2013 our MBS portfolio consisted of $801.8 million current face amount of Agency Securities and $143.4 million current face amount of Non-Agency Securities. As of December 31, 2012 our MBS portfolio consisted of $1,112.4 million current face amount of Agency Securities and $129.9 million current face amount of Non-Agency Securities.

Gains and Losses on Sale of MBS

During the year ended December 31, 2013 we sold $984.5 million of Agency Securities resulting in a realized loss of $81.0 million. For the period from June 21, 2012 through December 31, 2012, we did not sell any Agency Securities. During the second and third quarter of 2013, our Agency Securities experienced significant price declines as a result of disruptive volatility in the markets for Agency Securities, mortgages and U.S. Treasury Securities. The sale of $984.5 million of our Agency Securities intended to limit our exposure to further price volatility, which occurred primarily in the third and fourth quarter of 2013 and triggered the realization of $81.0 million of losses. These losses have been reflected in other comprehensive income.

During the year ended December 31, 2013 we sold $1.4 million of Non-Agency Securities resulting in a realized loss of $0.1 million. For the period from June 21, 2012 through December 31, 2012, we did not sell any Non-Agency Securities.

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses as of December 31, 2013 and December 31, 2012 to determine whether there was any an other than temporary impairment. The decline in value of our Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. Anticipating portfolio repositioning sales in the first quarter of 2014 (see Note 18, to the financial statements), we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44.3) million in our 2013 consolidated statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744.6 million as of December 31, 2013. We determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities. We previously determined that at December 31, 2012, there was no other than temporary impairment. Through March 5, 2014, we sold approximately $603.7 million of our 25-year fixed rate and 30-year fixed rate Agency Securities, leaving approximately $142.8 million of 30-year fixed rate Agency Securities to be sold. We recovered approximately $7.0 million of other than temporary impairment loss recognized at December 31, 2013. For tax purposes, the sales generated capital losses of approximately $29.8 million, which will be available to offset future capital gains through 2019. Through March 5, 2014, we have purchased approximately $268.3 million of 15-year fixed rate and $20.0 million of 20-year fixed rate Agency Securities. These sales and purchases were intended to reduce the interest rate risk of our Agency Securities portfolio.

The clearing regulations adopted under the Dodd-Frank Act have increased the initial margin requirements for most types of interest rate swap contracts. For example, the estimated initial margin for new, cleared 10-year interest rate swap contracts is between 2.75% and 3.00% of the notional amount of the swap. This compares to the average initial margin of 0.64% of notional amount on our current 10-year interest rate swap contracts. Because initial margin payments are not accessible until the swap matures, the increased initial margin on new cleared interest rate swap contracts would create a heightened liquidity consideration for us. As a result, we are currently reducing our exposure to 30-year fixed rate Agency Securities, and increasing our purchases of Agency Securities with shorter final maturities. This will allow us to manage the interest rate risk created by the differing maturity profiles of our assets and the liabilities with shorter tenor interest rate swap contracts and Futures Contracts that have smaller initial margin requirements. We began repositioning our portfolio in the first quarter of 2014 and expect to continue into the second quarter of 2014.

Gains and Losses on U.S. Treasury Securities

For the year ended December 31, 2013, we sold short $301.5 million of U.S. Treasury Securities acquired under reverse repurchase agreements. We had purchases of $300.9 million of U.S. Treasury Securities resulting in a gain of $0.6 million for the year ended December 31, 2013. During the period from June 21, 2012 through December 31, 2012, we did not sell or purchase any U.S. Treasury Securities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, other comprehensive loss totaled $1.5 million and $(4.6) million, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities.

Expenses

Our total expenses for the year ended December 31, 2013, were $5.4 million compared to $0.8 million for the period from June 21, 2012 through December 31, 2012. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the year ended December 31, 2013, was $3.3 million as compared to $0.6 million for the period from June 21, 2012 through December 31, 2012. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. The second factor is an increase in professional fees and operating costs for a full year's operation and our increased MBS portfolio. We had an increase in these fees and cost of $1.8 million from December 31, 2012 to December 31, 2013.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012.

	December 31, 2013	For the Period from June 21, 2012 Through December 31, 2012
	(in thousands)
GAAP Net income (loss)	$(43,774)	$6,098
Book to tax differences:
Net book/tax differences on Non-Agency Securities and Linked Transactions	8,006	(978)
Net capital losses carried forward	80,509	—
Other than temporary impairment of Agency Securities	44,278	—
Amortization of deferred hedging costs	(57,879)	—
Unrealized (gain) loss on derivatives	(5,875)	302
Other	3	46
Estimated taxable income	$25,268	$5,468

The aggregate tax basis of our assets and liabilities is less than our Total Stockholders’ Equity at December 31, 2013 by approximately $9.0 million, or approximately $0.75 per share (based on the 11,992.743 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $28.4 million for the year ended December 31, 2013. For the period from June 21, 2012 through December 31, 2012, we made dividend payments to stockholders of $(3.5) million.  Our estimated REIT taxable income available to pay dividends was $25.3 million for the year ended December 31, 2013. As of December 31, 2012, undistributed estimated REIT taxable income totaled $2.0 million or approximately $0.27 per share (based on the 7,500,050 shares then outstanding). Our total monthly dividend distributions for January and February of 2013 exceeded this amount, and accordingly, we did not recognize an income tax liability related to undistributed REIT taxable income as of December 31, 2012.

As of December 31, 2012, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and consequently we accrued an excise tax of $46,000, which is included in income tax expense on our statement of operations.

Net capital losses realized in 2013 will be available to offset future capital gains realized through 2018.

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

The tables below summarize certain characteristics of our Agency Securities as of December 31, 2013 and December 31, 2012 (dollars in thousands). All of our Agency Securities were fixed rate securities as of December 31, 2013 and December 31, 2012.

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
December 31, 2013	$804,865	$55	$804,920	100.01%	$801,777	99.62%	3.48%
December 31, 2012	$1,055,456	$61,504	$1,116,960	105.83%	$1,112,358	105.39%	3.14%

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
December 31, 2013	$804,865	3.48%	333	100%
December 31, 2012	$1,055,456	3.14%	342	100%

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
December 31, 2013	4.0%
September 30, 2013	5.4%
June 30, 2013	4.8%
March 31, 2013	3.8%
December 31, 2012 (commencing October 9, 2012)	1.4%

As of December 31, 2013, our MBS portfolio consisted of approximately $801.8 million in market value of Agency Securities with fixed-interest rate periods of fifteen, twenty, twenty-five and thirty years. As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the financial statements for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

Our net income (loss) is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our MBS portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our MBS portfolio and our hedging strategy.

We evaluated our Agency Securities with unrealized losses as of December 31, 2013 and December 31, 2012, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. Anticipating portfolio repositioning sales in the first quarter of 2014 (see Note 18, to the financial statements), we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44.3) million in our 2013 consolidated statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744.6 million as of December 31, 2013. We determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities. We previously determined that at December 31, 2012, there was no other than temporary impairment.

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

The table below summarizes certain characteristics of our Non-Agency Securities (including those underlying Linked Transactions) as of December 31, 2013 and December 31, 2012 (dollars in thousands).

Non-Agency Securities:

As of	Principal Amount	Net Unamortized Discount	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
December 31, 2013	$327,653	$(43,558)	$284,095	86.71%	$284,344	86.78%	4.41%
December 31, 2012	$156,957	$(29,920)	$127,037	80.94%	$129,946	82.79%	5.29%

As of December 31, 2013, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 26.2% of our total investment in MBS.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 20 of which we had done repurchase trades with as of December 31, 2013 and 18 of which we had done repurchase trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements of $839.4 million and $1,135.8 million as of December 31, 2013 and December 31, 2012, respectively. The temporary decrease at December 31, 2013, was the result of sales in the fourth quarter of longer maturity Agency Securities in advance of our purchases of 15-year fixed rate Agency Securities.

Derivative Instruments

We generally hedge our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. As of December 31, 2013, the notional value of our derivatives was 146.6% of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transaction). For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages (“ARMs”) if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

•
available derivatives may not correspond directly with the interest rate risk for which protection is sought (e.g., the difference in interest rate movements for long term U. S. Treasury Securities compared to Agency Securities);

•	the duration of the derivatives may not match the duration of the related liability;

•
the counterparty to a derivative agreement with us may default on its obligation to pay or not perform under the terms of the agreement and the collateral posted may not be sufficient to protect against any consequent loss;

•	we may lose collateral we have pledged to secure our obligations under a derivative agreement if the associated counterparty becomes insolvent or files for bankruptcy;

•
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

As of December 31, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $801.3 million and $325.0 million, respectively. As of December 31, 2013 and December 31, 2012, we had interest rate swaptions with an aggregate notional balance of $750.0 million and $130.0 million, respectively. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the year ended December 31, 2013, we recognized a net gain of $55.0 million related to our derivatives. For the period from June 21, 2012 through December 31, 2012, we recognized a net loss of $0.9 million related to our derivatives. The net unrealized loss on Agency Securities for the year ended December 31, 2013 was $123.9 million as a result of declines in Agency Security prices in 2013. The net unrealized loss on Agency Securities for the year ended December 31, 2012 was $4.6 million.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts as of December 2013. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps previously had. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2013:

	Payments Due By Period
	(in thousands)
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase Agreements (1)	$839,405	$839,405	$—	$—	$—
Related Party Fees (2)	25,662	3,666	7,332	7,332	7,332
Board of Directors fees (3)	1,540	220	440	440	440
Total	$866,607	$843,291	$7,772	$7,772	$7,772
(1) Excludes interest on Repurchase Agreements.
(2) Represents fees to be paid to ARRM under the terms of the Management Agreement (Refer to Note 16 to our financial statements
(3) Represents fees to be paid to the board of directors as stated in the amendment to our IPO registration statement on Form S-11/A filed with the SEC on October 2, 2012.

We had contractual commitments under derivatives as of December 31, 2013. We had interest rate swap contracts with an aggregate notional balance of $801.3 million, a weighted average swap rate of 1.7% and a weighted average term of 103 months as of December 31, 2013. We had interest rate swaptions with an aggregate notional balance of $750.0 million, a weighted average swap rate of 2.7% and a weighted average term of 9 months as of December 31, 2013.

Liquidity and Capital Resources

During the year ended December 31, 2013, we issued 6,000,000 shares of common stock and raised additional net proceeds of approximately $113.2 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale.

As of December 31, 2013, we financed our MBS portfolio with $839.4 million of net borrowings under repurchase agreements, plus an additional $124.5 million of repurchase agreements underlying linked transactions. Our leverage ratio was 4.9 to 1 as of December 31, 2013 (or 5.6 to 1 on an unlinked basis). As of December 31, 2013, our liquidity totaled $73.4 million, consisting of $41.5 million of cash plus $31.9 million of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third-parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. At December 31, 2013 and December 31, 2012 we did not have any reverse repurchase agreements outstanding.

Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the year ended December 31, 2013, we purchased $937.5 million of MBS using proceeds from our equity raise, repurchase agreements and principal repayments. During the year ended December 31, 2013, we received cash of $117.5 million from prepayments and scheduled principal payments on our MBS. We received net proceeds of $113.2 million from a common equity issuance during the year ended December 31, 2013. Our total repurchase indebtedness was approximately $839.4 million at December 31, 2013, and we made cash interest payments of approximately $12.1 million on our liabilities for the year ended December 31, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted with counterparties increased by $0.4 million and we increased our liability by $51.9 million for cash collateral held as of December 31, 2013.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase and Related Facilities

As of December 31, 2013, we had MRAs with 27 counterparties and had $839.4 million in outstanding borrowings with 20 of those counterparties. As of December 31, 2012, we had MRAs with 26 counterparties and had $1,135.8 million in outstanding borrowings with 18 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements and Linked Transactions (see Note 8 to the financial statements for additional discussion of Linked Transactions).

December 31, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$731,782	0.42%	33	4.90%
Non-Agency Securities and Linked Transactions (2)	232,163	1.55%	57	19.92%
Total	$963,945	0.69%	39	8.51%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) Includes $124.5 million of repurchase agreements on Linked Transactions.

December 31, 2012

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,033,496	0.48%	43	4.83%
Non-Agency Securities (2)	102,334	2.07%	25	22.35%
Total	$1,135,830	0.62%	41	6.40%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) There were no repurchase agreements on Linked Transactions at December 31, 2012.

Maturing or Repricing	December 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$388,921	$280,435
31 days to 60 days	453,028	629,311
61 days to 90 days	111,751	226,084
Greater than 90 days	10,245	—
Total (1)	$963,945	$1,135,830
(1) Includes $124.5 million of repurchase agreements on Linked Transactions at December 31, 2013.

Declines in the value of our MBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

The residential mortgage market in the U.S. continues to experience difficult economic conditions including:

•	increased volatility of many financial assets, including Agency Securities and other high-quality RMBS assets;

•	increased volatility and deterioration in the broader residential mortgage and RMBS markets; and

•	statements and actions by the Fed and other regulators impacting financing of RMBS.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At December 31, 2013 and December 31, 2012, our total borrowings were approximately $839.4 million and $1,135.8 million (excluding accrued interest), respectively. As of December 31, 2013 and December 31, 2012 we had a leverage ratio of approximately 4.90:1 and 7.67:1, respectively.

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

Stockholders' Equity

Dividends

The following table presents our common stock dividend transactions for the year ended December 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	$1,725
March 15, 2013	March 27, 2013	$0.23	$1,725
April 15, 2013	April 29, 2013	$0.23	$1,725
May 15, 2013	May 30, 2013	$0.23	$3,105
June 14, 2013	June 27, 2013	$0.23	$3,105
July 15, 2013	July 30, 2013	$0.23	$3,105
August 15, 2013	August 29, 2013	$0.23	$3,105
September 16, 2013	September 27, 2013	$0.23	$3,105
October 15, 2013	October 28, 2013	$0.15	$2,025
November 15, 2013	November 27, 2013	$0.15	$2,025
December 16, 2013	December 27, 2013	$0.15	$1,939

The following table presents our common stock dividend transactions for the period from June 21, 2012 through December 31, 2012.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
November 19, 2012	November 29, 2012	$0.23	$1,725
December 14, 2012	December 28, 2012	$0.23	$1,725

Equity Capital Raising Activities

The following table presents our equity transactions for the year ended December 31, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in millions)
Common stock follow-on public offering	May 13, 2013	6,000,000	$18.93	$113.2

The following table presents our equity transactions for the period from June 21, 2012 through December 31, 2012.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in millions)
Initial Capital Contribution	June 21, 2012	50	$20.00	$—
IPO	October 9, 2012	7,250,000	$20.00	$145.0
Private Placement	October 9, 2012	250,000	$20.00	$5.0

The underwriting discounts and commissions in connection with the IPO and our organizational costs and other costs related to the IPO were paid by SBBC and we did not reimburse SBBC for these costs. As a result, we received net aggregate proceeds from the IPO of $145.0 million.

Common Stock Repurchases

The following tables present our common stock repurchases for the year ended December 31, 2013. We did not have any common stock repurchases for the period from June 21, 2012 through December 31, 2012.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Cost (in millions)
Repurchased shares	November 26, 2013 to December 30, 2013	1,507,307	$12.72	(1)	$19.2
(1) Weighted average price.

As of December 31, 2013, there were 492,693 authorized shares remaining under our Repurchase Program.

Off-Balance Sheet Arrangements

As of December 31, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of December 31, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of MBS

We invest in MBS representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify all of our Agency Securities as available for sale securities. All assets that are classified as available for sale securities are carried at fair value with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statement of comprehensive income. We classify all of our Non-Agency Securities as trading assets. All assets that are classified as available for trading will be carried at fair value and unrealized gains and losses are included in other income (loss) as a component of the statements of operations.

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

Impairment of Assets:  We evaluate MBS for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. In the case of Non-Agency Securities, we also consider whether there have been adverse changes in the estimates of future cash flows. Impairment losses recognized establish a new cost basis for the related Agency Securities.

Linked Transactions: The initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “Linked Transaction,” when certain criteria are met. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as Linked Transactions on our balance sheets. Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on our statements of operations and are not included in other comprehensive income. When certain criteria are met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately, as a MBS purchase and repurchase financing.

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

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. At December 31, 2013 and December 31, 2012 we did not have any reverse repurchase agreements outstanding.

Obligations to Return Securities Received as Collateral at Fair Value: At certain times, we also sell to third-parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities as collateral at December 31, 2013 and December 31, 2012.

Derivative Instruments: We account for derivative instruments in accordance with GAAP, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for derivative activities. The guidance requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

We do not designate our derivative activities as cash flow hedges for GAAP purposes, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment, our operating results may suffer because losses on the derivative instruments may not be offset by a changes in the fair value or cash flows of the related hedged transaction. Consequently, any declines in the hedged interest rates would result in a charge to earnings. We will continue to designate derivative transactions as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net taxable income.

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

Subsequent Events

See Note 18 to the financial statements.

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

•
the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	our limited operating history;

•	ARRM's limited experience in acquiring or financing Non-Agency Securities;

•	mortgage loan modification programs and future legislative action;

•
actions by the Fed which could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders;

•	the impact of the continued delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for MBS;

•
the downgrade of the U.S. Government’s or certain European countries’ credit ratings and future downgrades of the U.S. Government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations;

•	inflation or deflation;

•
the impact of the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government and the Fed System;

•	the possible material adverse effect on our business if the U.S. Congress passesd legislation reforming or winding down Fannie Mae or Freddie Mac;

•	availability of suitable investment opportunities;

•	the degree and nature of the competition for investments in our target assets;

•	changes in our business and investment strategy;

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate its management relationship with us;

•
the existence of conflicts of interest in our relationship with ARRM, ARMOUR, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	our management’s competing duties to other affiliated entities, which could result in decisions that are not in the best interests of our stockholders.

•	changes in personnel at ARRM or the availability of qualified personnel at ARRM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exemption;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. As of December 31, 2013, all of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2013 and December 31, 2012, assuming a static MBS portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of ARRM based on ARRM’s judgment and experience.

As of December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.03%	0.98%
0.50%	2.51%	0.13%
(0.50)%	6.37%	0.05%
(1.00)%	8.09%	0.27%

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(12.26)%	(1.95)%
0.50%	(5.35)%	(0.60)%
(0.50)%	2.91%	0.66%
(1.00)%	(6.32)%	0.51%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The market value of our MBS can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed. The principal and interest payments on our Agency Securities are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year that ended on December 31, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013. That evaluation did not identify any changes during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2013. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992) when making this assessment.

Based on management’s assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Item 9B. Other Information

On March 5, 2014, the Company entered into a First Amended and Restated Management Agreement with ARRM. The purpose of the First Amended and Restated Management Agreement is to clarify, among other things, that (i) Gross Equity Raised, as defined in Section 1.15 of the First Amended and Restated Agreement, which is used to calculate ARRM's compensation, excludes: (a) the value of securities repurchased by the Company, and (b) dividends paid by the Company to the extent that such dividends are deemed a return of capital for tax purposes; (ii) a Corporate Event, as defined in Section 10.21 of the First Amended and Restated Management Agreement, will be deemed a termination without cause, entitling ARRM to a termination fee, as described below, pursuant to Section 10.4 of the First Amended and Restated Management Agreement, if such a Corporate Event occurs during the term of the First Amended and Restated Management Agreement; and (iii) upon a termination of the First Amended and Restated Management Agreement by us without cause, the First Amended and Restated Management Agreement provides that we shall pay ARRM a termination fee equal to the greater of (a) the base management fee as calculated immediately prior to the effective date of the termination of the First Amended and Restated Management Agreement pursuant to Section 10.2 of the First Amended and Restated Management Agreement for the remainder of the then current term, or (b) three times the base management fee paid to ARRM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

10.3	First Amended and Restated Management Agreement by and between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management LLC*
10.4
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

10.7
Registration Rights Agreement between JAVELIN Mortgage Investment Corp. and Staton Bell Blank Check LLC (incorporated by reference to Exhibit 10.4 to the registration statement on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.8
Purchase Agreement, dated as of December 16, 2013, by and between Bulldog Investors, LLC and JAVELIN Mortgage Investment Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 16, 2013).

10.9
Standstill Agreement, dated as of December 16, 2013, by and between Bulldog Investors, LLC and JAVELIN Mortgage Investment Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on December 16, 2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JAVELIN Mortgage Investment Corp.

We have audited the accompanying balance sheets of JAVELIN Mortgage Investment Corp. (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2013 and for the period from June 21, 2012 to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of JAVELIN Mortgage Investment Corp. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period from June 21, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 6, 2014

JAVELIN Mortgage Investment Corp.
BALANCE SHEETS
(in thousands, except per share amounts)

Assets	December 31, 2013	December 31, 2012
Cash	$41,524	$36,316
Cash collateral posted	648	273
Agency Securities, available for sale, at fair value (including pledged securities of $770,172 and $1,087,452)	801,777	1,112,358
Non-Agency Securities, trading, at fair value (including pledged securities of $143,080 and $129,946)	143,399	129,946
Linked Transactions, net, at fair value (including pledged securities of $140,945 in 2013)	16,322	—
Derivatives, at fair value	59,703	4,940
Accrued interest receivable	2,336	2,759
Prepaid and other assets	623	171
Total Assets	$1,066,332	$1,286,763

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$839,405	$1,135,830
Cash collateral held	53,314	1,426
Derivatives, at fair value	—	365
Accrued interest payable	611	844
Accounts payable and other accrued expenses	1,722	251
Total Liabilities	$895,052	$1,138,716

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding at December 31, 2013 and December 31, 2012.	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,993 shares and 7,500 shares issued and outstanding at December 31, 2013 and December 31, 2012.	12	8
Additional paid-in capital	243,951	149,993
Retained earnings (Accumulated deficit)	(69,540)	2,648
Accumulated other comprehensive loss	(3,143)	(4,602)
Total Stockholders’ Equity	$171,280	$148,047
Total Liabilities and Stockholders’ Equity	$1,066,332	$1,286,763

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
Interest Income:
Agency Securities, net of amortization of premium	$35,081	$6,767
Non-Agency Securities, including discount accretion	7,975	1,421
Total interest income	$43,056	$8,188
Interest expense	(7,332)	(1,455)
Net interest income	$35,724	$6,733
Other Income (Loss):
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(81,045)	—
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss); no amounts remaining in Accumulated other comprehensive income (loss))	(44,278)	—
Net gain (loss) on Non-Agency Securities	(977)	1,124
Gain on short sale of U.S. Treasury Securities	633	—
Unrealized net loss and net interest income from Linked Transactions	(3,352)	—
Subtotal	$(129,019)	$1,124
Realized loss on derivatives (1)	(2,795)	(583)
Unrealized gain (loss) on derivatives	57,748	(302)
Subtotal	$54,953	$(885)
Total Other Income (Loss)	$(74,066)	$239
Expenses:
Management fee	3,315	550
Professional fees	1,025	118
Insurance	280	56
Board compensation	292	55
Other	518	49
Total expenses	$5,430	$828
Net income (loss) before taxes	(43,772)	6,144
Income tax expense	(2)	(46)
Net Income (Loss)	$(43,774)	$6,098
Net income (loss) per common share (Note 14)	$(3.89)	$1.88
Weighted average common shares outstanding	11,257	3,247
(1) Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the statements of operations. For additional information see Note 10 to the financial statements.

See notes to financial statements.

JAVELIN Mortgage Investment Corp.
STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31, 2013	For the Period from June 21, 2012 through December 31, 2012
Net Income (Loss)	$(43,774)	$6,098
Other comprehensive income (loss):
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	81,045	—
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	44,278	—
Net unrealized loss on available for sale Agency Securities	(123,864)	(4,602)
Other comprehensive income (loss)	$1,459	$(4,602)
Comprehensive Income (Loss)	$(42,315)	$1,496

See notes to financial statements

JAVELIN Mortgage Investment Corp.
STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Income) Loss	Total
Balance, June 21, 2012	—	$—	$—	$—	$—	$—
Common stock dividends declared	—	—	—	(3,450)	$—	(3,450)
Issuance of common stock, net	7,500	8	149,993	—	—	150,001
Net income	—	—	—	6,098	—	6,098
Other comprehensive loss	—	—	—	—	(4,602)	(4,602)
Balance, January 1, 2013	7,500	$8	$149,993	$2,648	$(4,602)	$148,047
Common stock dividends declared	—	—	—	(28,414)	—	(28,414)
Issuance of common stock, net	6,000	6	113,157	—	—	113,163
Common stock repurchased	(1,507)	(2)	(19,199)	—	—	(19,201)
Net loss	—	—	—	(43,774)	—	(43,774)
Other comprehensive income	—	—	—	—	1,459	1,459
Balance, December 31, 2013	11,993	$12	$243,951	$(69,540)	$(3,143)	$171,280

See notes to financial statements.

JAVELIN Mortgage Investment Corp.
STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2013	For the Period from June 21, 2012 through December 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(43,774)	$6,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	5,701	368
Accretion of net discount on Non-Agency Securities	762	(225)
Net (gain) loss on Non-Agency Securities	977	(1,124)
Loss on sale of Agency Securities	81,045	—
Other than temporary impairment of Agency Securities	44,278	—
Unrealized net loss and net interest income from Linked Transactions	3,352	—
Gain on short sale of U.S. Treasury Securities	(633)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	423	(2,759)
Increase in prepaid and other assets	(452)	(171)
Increase in derivatives, at fair value	(55,128)	(4,575)
Increase (decrease) in accrued interest payable	(233)	844
Increase in accounts payable and other accrued expenses	379	251
Net cash provided by (used in) operating activities	$36,697	$(1,293)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(899,127)	(1,123,594)
Purchases of Non-Agency Securities	(38,332)	(131,077)
Cash disbursements on Linked Transactions	(19,674)	—
Principal repayments of Agency Securities	95,690	6,266
Principal repayments of Non-Agency Securities	21,788	2,480
Proceeds from sales of Agency Securities	984,453	—
Proceeds from sales of Non-Agency Securities	1,352	—
Disbursements on reverse repurchase agreements	(1,265,400)	—
Principal receipts on reverse repurchase agreements	1,265,400	—
Decrease in cash collateral	51,513	1,153
Net cash provided by (used in) investing activities	$197,663	$(1,244,772)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	113,163	150,001
Proceeds from repurchase agreements	9,307,401	2,644,202
Principal repayments on repurchase agreements	(9,603,826)	(1,508,372)
Proceeds from sales of U.S. Treasury Securities	301,512	—
Purchases of U.S. Treasury Securities	(300,879)	—
Common stock dividends paid	(28,414)	(3,450)
Common stock repurchased	(18,109)	—
Net cash provided by (used in) financing activities	$(229,152)	$1,282,381
Net increase in cash	5,208	36,316
Cash - beginning of year and at June 21, 2012	36,316	—
Cash - end of year	$41,524	$36,316

Supplemental Disclosure:
Cash paid for income taxes (not including refunds received)	$48
Cash paid during the period for interest	$12,079	$588
Non-Cash Investing and Financing Activities:
Unrealized loss on investment in available for sale securities	$(123,864)	$(4,602)
Amounts payable for common stock repurchased	$(1,092)	$—

See notes to financial statements.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013
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

We are an externally managed Maryland corporation formed on June 18, 2012 and managed by ARRM (see Note 16, “Related Party Transactions” for additional discussion). ARRM is an investment advisor registered with the Securities and Exchange Commission. On June 21, 2012, an initial capital contribution of $1,000 was made to us and we issued 50 shares of common stock. On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1,000 shares to 250,000,000 shares and authorized 25,000,000 shares of preferred stock, par value $0.001per share, for issuance. The registration statement for our initial public offering (“IPO”) was declared effective on October 2, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol “JMI”. We commenced operations upon consummation of our IPO and concurrent private placement (the “Private Placement”) of our common stock on October 9, 2012. Pursuant to our IPO and Private Placement, we sold to the public 7,250,000 shares of common stock and sold 250,000 shares of common stock to Staton Bell Blank Check LLC (“SBBC”), an entity jointly owned by two of our directors, at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150.0 million. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,087,500 shares of common stock.

We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities.

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
For the Year Ended December 31, 2013

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

Cash Collateral Posted/Held

The following table presents information related to margin collateral posted (held) for MBS, interest rate swap contracts and interest rate swaptions which are included in cash collateral on the accompanying balance sheets as of December 31, 2013 and December 31, 2012.

December 31, 2013

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
MBS	$648	$(999)
Interest rate swap contracts	—	(52,315)
Totals	$648	$(53,314)
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.

December 31, 2012

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$273	$—
Interest rate swaptions	—	(1,426)
Totals	$273	$(1,426)
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.

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

Agency Securities

As of December 31, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Non-Agency Securities

As of December 31, 2013 and December 31, 2012, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

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

In addition to the repurchase agreement financing discussed above we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2013 or December 31, 2012.

Obligations to Return Securities Received as Collateral, at Fair Value

We also sell to third-parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at December 31, 2013 or December 31, 2012.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our balance sheets. We have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our statements of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Any changes in the fair value of our derivatives will affect earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Linked Transactions

The initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “Linked Transaction,” when certain criteria are met. Our acquisition of a Non-Agency Security and a related repurchase financing provided by the seller are generally considered to be linked if the initial transfer of and repurchase financing are contractually contingent, or there is a limited secondary market for the security. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as “Linked Transactions” on our balance sheets. Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains (losses) and net interest income from Linked Transactions” on our statements of operations and are not included in other comprehensive income. When the linking criteria are no longer met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately, as a MBS purchase and repurchase financing.

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

Preferred Stock

At December 31, 2013, we were authorized to issue up to 25,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At December 31, 2013, we were authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,992,743 shares of common stock issued and outstanding at December 31, 2013 and 7,500,050 issued and outstanding at December 31, 2012.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Common Stock Repurchased

On October 30, 2013, we announced that our Board had authorized a stock repurchase program of up to two million shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. As of December 31, 2013, we repurchased 1,507,307 shares of our common stock under the Repurchase Program for an aggregate cost of $19.2 million. As of December 31, 2013, there were 492,693 authorized shares remaining under our Repurchase Program.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

Reclassification

Cash collateral positions have been presented separately in the December 31, 2012 balance sheet and statement of cash flows to conform to the current presentation. No other reclassifications have been made to previously reported amounts.

Note 4 - Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, Balance Sheet (Topic 210). This update to ASU 2011-11 addressed implementation issues and applied to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance did not affect the presentation of Derivatives, at fair value on our balance sheets.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, Comprehensive Income (Topic 220). This update to ASU 2011-12 addressed improving the reporting of reclassifications out of accumulated other comprehensive income by requiring reporting of the effect of significant reclassifications out of accumulated net income if the amount being reclassified is required under GAAP to be classified in its entirety to net income. For amounts not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about these amounts. The update did not change the current requirements for reporting net income or other comprehensive income and resulted in additional disclosure but had no significant effect on our financial statements. The guidance was effective for reporting periods beginning after December 15, 2012 and was applied prospectively.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

FASB Emerging Issues Task Force). Because we do not currently use hedge accounting for our derivative positions this addition to Topic 815 will not affect our financial statements.

Note 5 - Fair Value of Financial Instruments

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and/or dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. As of December 31, 2013 and December 31, 2012, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third-party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third-party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. As of December 31, 2013 and December 31, 2012, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

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

Derivative Transactions - The fair values of our interest rate swap contracts and interest rate swaptions are valued using third-party pricing services that may incorporate current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

Linked Transactions - The Non-Agency Securities underlying our Linked Transactions are valued using similar techniques to those used for our other Non-Agency Securities. The value of the underlying Non-Agency Security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. The fair value of Linked Transactions also includes accrued interest receivable on the Non-Agency Security and accrued interest payable on the underlying repurchase agreement. Our Linked Transactions are classified as Level 3.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$—	$801,777	$—	$801,777
Non-Agency Securities, trading	$—	$—	$143,399	$143,399
Linked Transactions, net	$—	$—	$16,322	$16,322
Derivatives	$—	$59,703	$—	$59,703

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,112,358	$—	$1,112,358
Non-Agency Securities, trading	$—	$—	$129,946	$129,946
Derivatives	$—	$4,940	$—	$4,940
Liabilities at Fair Value:
Derivatives	$—	$365	$—	$365

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2012.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of December 31, 2013 and December 31, 2012.

	December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$41,524	$41,524	$41,524	$—	$—
Cash collateral posted	$648	$648	$—	$648	$—
Accrued interest receivable	$2,336	$2,336	$—	$2,336	$—
Financial Liabilities:
Repurchase agreements	$839,405	$839,405	$—	$839,405	$—
Cash collateral held	$53,314	$53,314	$—	$53,314	$—
Accrued interest payable	$611	$611	$—	$611	$—

	December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$36,316	$36,316	$36,316	$—	$—
Cash collateral posted	$273	$273	$—	$273	$—
Accrued interest receivable	$2,759	$2,759	$—	$2,759	$—
Financial Liabilities:
Repurchase agreements	$1,135,830	$1,135,830	$—	$1,135,830	$—
Cash collateral held	$1,426	$1,426	$—	$1,426	$—
Accrued interest payable	$844	$844	$—	$844	$—

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
	(in thousands)
Balance, beginning of period	$129,946	$—
Purchases of securities, at cost	38,332	131,077
Principal repayments	(21,788)	(2,480)
Cash disbursements on Linked Transactions	19,674	—
Proceeds from the sale of Non-Agency Securities	(1,352)	—
Net gain (loss) on Non-Agency Securities	(977)	1,124
Unrealized net loss and net interest income from Linked Transactions	(3,352)	—
Discount accretion	(762)	225
Balance, end of period	$159,721	$129,946
Net gains (losses) for outstanding Level 3 Assets	$(4,329)	$1,124

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions) include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values (inclusive of Non-Agency Securities underlying Linked Transactions) as of December 31, 2013 and December 31, 2012, respectively. See Note 8, "Linked Transaction" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions.

December 31, 2013

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	6.99%	33.27%
Loss Severity (life)	0.00%	31.20%	62.60%
Discount rate	4.01%	5.32%	6.50%
Delinquency (life)	0.00%	9.74%	29.50%
Voluntary prepayments (life)	6.70%	9.74%	14.80%

December 31, 2012

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	6.28%	17.65%	26.26%
Loss Severity (life)	36.70%	48.52%	56.00%
Discount rate	4.50%	5.17%	5.54%
Delinquency (life)	13.50%	22.56%	33.60%
Voluntary prepayments (life)	4.60%	8.30%	11.40%

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

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 6 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions). As of December 31, 2012, investments in Agency Securities accounted for 89.5% of our MBS portfolio. There were no Linked Transactions as of December 31, 2012.

 As of December 31, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2013 are also presented below.  All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.48% as of December 31, 2013.

December 31, 2013	Fannie Mae	Total Agency Securities
	(in thousands)
Principal Amount	$804,865	$804,865
Net unamortized premium	55	55
Amortized cost	$804,920	$804,920
Unrealized losses	(3,143)	(3,143)
Fair value	$801,777	$801,777

As of December 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2012 are also presented below.  All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.14% as of December 31, 2012.

December 31, 2012	Fannie Mae	Freddie Mac	Total Agency Securities
	(in thousands)
Principal Amount	$651,867	$403,589	$1,055,456
Net unamortized premium	38,683	22,821	61,504
Amortized cost	$690,550	$426,410	$1,116,960
Unrealized gains	86	4	90
Unrealized losses	(2,480)	(2,212)	(4,692)
Fair value	$688,156	$424,202	$1,112,358

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following table summarizes the weighted average lives of our Agency Securities as of December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	28,279	29,336	638,744	641,231
Greater than or equal to five years	773,498	775,584	473,614	475,729
Total Agency Securities	$801,777	$804,920	$1,112,358	$1,116,960

We use a third-party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of December 31, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013	$—	$—	$57,167	$(3,143)	$57,167	$(3,143)
December 31, 2012	$1,032,421	$(4,692)	$—	$—	$1,032,421	$(4,692)

We evaluated our Agency Securities with unrealized losses as of December 31, 2013 and December 31, 2012, to determine whether there was any an other than temporary impairment. The decline in value of our Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. Anticipating portfolio repositioning sales in the first quarter of 2014 (see Note 18, "Subsequent Events" for additional discussion), we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44.3) million in our 2013 consolidated statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744.6 million as of December 31, 2013. We determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities. We previously determined that at December 31, 2012, there was no other than temporary impairment.

During the year ended December 31, 2013 we sold $984.5 million of Agency Securities, resulting in a realized loss of $81.0 million. For the period from June 21, 2012 through December 31, 2012, we did not sell any Agency Securities.

Note 7 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value.  Fair value changes are reported in the statement of operations in the period in which they occur.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

As of December 31, 2013, investments in Non-Agency Securities accounted for 15.2% of our MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities (in thousands)
December 31, 2013	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$51,515	$51,922	$57,995	4.96%
Prime Hybrid	$17,067	$15,705	$21,253	3.36%
Prime Floater	$2,117	$2,001	$2,000	5.41%
Alt A Fixed	$63,582	$61,554	$77,922	5.85%
Alt A Hybrid	$9,118	$8,494	$11,091	2.59%
Total Non-Agency Securities	$143,399	$139,676	$170,261	5.02%

As of December 31, 2012, investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio. There were no Linked Transactions as of December 31, 2012.

	Non-Agency Securities (in thousands)
December 31, 2012	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$28,115	$27,457	$30,336	5.75%
Prime Hybrid	$19,411	$19,029	$25,842	3.71%
Alt A Fixed	$72,440	$70,675	$87,869	5.87%
Alt A Hybrid	$9,980	$9,876	$12,910	2.88%
Total Non-Agency Securities	$129,946	$127,037	$156,957	5.29%

Prime/Alt-A Non-Agency Securities as of December 31, 2013 and December 31, 2012 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade as of December 31, 2013 and December 31, 2012.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following table summarizes the weighted average lives of our Non-Agency Securities as of December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	36,581	35,254	5,763	5,678
Greater than or equal to five years	106,818	104,422	124,183	121,359
Total Non-Agency Securities	$143,399	$139,676	$129,946	$127,037

We use a third-party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities as of December 31, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2013 and December 31, 2012.

Unrealized Loss Position For: (in thousands)
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013	$42,096	$(1,089)	$—	$—	$42,096	$(1,089)
December 31, 2012	$—	$—	$—	$—	$—	$—

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and as of December 31, 2013 and December 31, 2012, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

During the year ended December 31, 2013 we sold $1.4 million of Non-Agency Securities resulting in a realized loss of $0.1 million. For the period from June 21, 2012 through December 31, 2012, we did not sell any Non-Agency Securities.

Note 8 - Linked Transactions

Our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on our balance sheets at fair value. The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable and payable on such instruments. Our Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions is reported in other income on our statements of operations.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following tables present information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at December 31, 2013. We did not have any Linked Transactions at December 31, 2012. Our Non-Agency Securities underlying our Linked Transactions represented approximately 13.0% of our overall investment in MBS at December 31, 2013 (dollars in thousands).

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$8,177	1.88%	Prime	$112,956	$116,631	$121,571	3.0%
31 days to 60 days	44,974	1.23%	Alt/A	27,989	27,788	35,822	4.7%
61 days to 90 days	71,389	1.09%	Total	$140,945	$144,419	$157,393	3.3%
Greater than 90 days	—	—
Total	$124,540	1.19%

Not included in the tables above is $83 thousand of accrued interest payable from Linked Transactions included in our balance sheet for the year ended December 31, 2013.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our statements of operations for the year ended December 31, 2013. We did not have any Linked Transactions for the period from June 21, 2012 through December 31, 2012.

Unrealized Net Loss and Net Interest Income from Linked Transactions	December 31, 2013
(in thousands)
Interest income attributable to MBS underlying Linked Transactions	$2,334
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	(534)
Change in fair value of Linked Transactions included in earnings	(5,152)
Unrealized net loss and net interest income from Linked Transactions	$(3,352)

Note 9 - Repurchase Agreements

As of December 31, 2013 we had MRAs with 27 counterparties and had $839.4 million in outstanding borrowings with 20 of those counterparties. As of December 31, 2012 we had MRAs with 26 counterparties and had $1.1 billion in outstanding borrowings with 18 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases as of December 31, 2013 and December 31, 2012.

December 31, 2013

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$731,782	0.42%	33	4.90%
Non-Agency Securities	107,623	1.96%	46	25.39%
Total	$839,405	0.61%	35	7.53%

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

December 31, 2012

	Repurchase Agreements (in thousands)	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,033,496	0.48%	43	4.83%
Non-Agency Securities	102,334	2.07%	25	22.35%
Total	$1,135,830	0.62%	41	6.40%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Maturing or Repricing	December 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$380,744	$280,435
31 days to 60 days	408,054	629,311
61 days to 90 days	40,362	226,084
Greater than 90 days	10,245	—
Total	$839,405	$1,135,830

For the year ended December 31, 2013, we sold short $301.5 million of U.S. Treasury Securities acquired under reverse repurchase agreements. We had purchases of $300.9 million of U.S. Treasury Securities resulting in a gain of $0.6 million for the year ended December 31, 2013. During the period from June 21, 2012 through December 31, 2012, we did not sell or purchase any U.S. Treasury Securities.

Note 10 - Derivatives

In addition to the Linked Transactions described in Note 8, “Linked Transactions,” we enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments on our Agency Securities which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our balance sheets, as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

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

 The following tables present information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying balance sheets as of December 31, 2013 and December 31, 2012.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

December 31, 2013

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$801,250	$52,819	$—
Interest rate swaptions	750,000	6,884	—
Totals	$1,551,250	$59,703	$—
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$325,000	$395	$(365)
Interest rate swaptions	130,000	4,545	—
Totals	$455,000	$4,940	$(365)
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.

We apply trade date accounting. We did not have any unsettled purchases or sales of derivatives at December 31, 2013 or December 31, 2012.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty. The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying balance sheets as of December 31, 2013.

December 31, 2013		Gross Amounts Not Offset in the Balance Sheet
Assets	Gross Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$52,819	$—	$(52,315)	$504
Interest rate swaptions	6,884	—	—	6,884
Totals	$59,703	$—	$(52,315)	$7,388

We did not have any derivatives in a liability position on our balance sheet at December 31, 2013.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying balance sheets as of December 31, 2012.

December 31, 2012		Gross Amounts Not Offset in the Balance Sheet
Assets	Gross Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$395	$(92)	$—	$303
Interest rate swaptions	4,545	—	(1,426)	3,119
Totals	$4,940	$(92)	$(1,426)	$3,422

December 31, 2012		Gross Amounts Not Offset in the Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(365)	$92	$273	$—
Totals	$(365)	$92	$273	$—

We apply trade date accounting. We did not have unsettled purchases or sales of derivatives at December 31, 2013 or December 31, 2012.

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying statements of operations for the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012.

		Income (Loss) Recognized (in thousands)
Derivatives	Location on statements of operations	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$787	$83
Interest expense	Realized loss on derivatives	(9,457)	(666)
Changes in fair value	Unrealized gain (loss) on derivatives	57,738	614
		$49,068	$31
Interest rate swaptions:
Realized gain	Realized loss on derivatives	5,875	—
Changes in fair value	Unrealized gain (loss) on derivatives	10	(916)
		$5,885	$(916)
Totals		$54,953	$(885)

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 11 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 16 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”), which was most recently amended on March 5, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised until gross equity raised (including our IPO and Private Placement equity) up to $1.0 billion plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock reduces the amount of gross equity raised used to calculate the monthly management fee. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. For the year ended December 31, 2013 and for the period from June 21, 2012 to December 31, 2012 we reimbursed ARRM $147,096 and $2,564, respectively, for expenses incurred on our behalf. ARRM is further entitled to receive a termination fee from us under certain circumstances. The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ARRM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

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

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2013 and December 31, 2012.

We are not party to any pending, threatened or contemplated litigation.

Note 12 - Stock-Based Compensation

Stock Incentive Plan

On October 4, 2012, we adopted the 2012 Stock Incentive Plan (the "Plan") to attract, retain and reward directors and other persons who provide services to us in the course of operations (collectively "Eligible Individuals").

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
For the Year Ended December 31, 2013

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

Awards under the Plan

As of December 31, 2013 there were 359,790 shares reserved for award under the Plan. No awards have been made to date.

Note 13 - Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the year ended December 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	$1,725
March 15, 2013	March 27, 2013	$0.23	$1,725
April 15, 2013	April 29, 2013	$0.23	$1,725
May 15, 2013	May 30, 2013	$0.23	$3,105
June 14, 2013	June 27, 2013	$0.23	$3,105
July 15, 2013	July 30, 2013	$0.23	$3,105
August 15, 2013	August 29, 2013	$0.23	$3,105
September 16, 2013	September 27, 2013	$0.23	$3,105
October 15, 2013	October 28, 2013	$0.15	$2,025
November 15, 2013	November 27, 2013	$0.15	$2,025
December 16, 2013	December 27, 2013	$0.15	$1,939

The following table presents our common stock dividend transactions for the period from June 21, 2012 through December 31, 2012.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in thousands)
November 19, 2012	November 29, 2012	$0.23	$1,725
December 14, 2012	December 28, 2012	$0.23	$1,725

Equity Capital Raising Activities

The following table presents our equity transactions for the year ended December 31, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in millions)
Common stock follow-on public offering	May 13, 2013	6,000,000	$18.93	$113.2

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following table presents our equity transactions for the period from June 21, 2012 through December 31, 2012.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in millions)
Initial Capital Contribution	June 21, 2012	50	$20.00	$—
IPO	October 9, 2012	7,250,000	$20.00	$145.0
Private Placement	October 9, 2012	250,000	$20.00	$5.0

The underwriting discounts and commissions in connection with the IPO and our organizational costs and other costs related to the IPO were paid by SBBC and we did not reimburse SBBC for these costs. As a result, we received net proceeds from the IPO of $145.0 million.

Common Stock Repurchases

The following tables present our common stock repurchases for the year ended December 31, 2013. We did not have any common stock repurchases for the period from June 21, 2012 through December 31, 2012.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Cost (in millions)
Repurchased shares	November 26, 2013 to December 30, 2013	1,507,307	$12.72	(1)	$19.2
(1) Weighted average price.

As of December 31, 2013, there were 492,693 authorized shares remaining under our Repurchase Program.

Note 14 – Net Income (Loss) per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis. Net loss per common share was $(3.89) based on weighted average shares outstanding of 11,257,000 for the year ended December 31, 2013. Because our income, expenses and capitalization were nominal during a majority of the period from June 21, 2012 through December 31, 2012, weighted average shares outstanding of 3,247,000, as computed on a daily basis in accordance with GAAP, is not representative of the actual number of shares outstanding for that period. As a result, net income per common share of $1.88 per share, calculated in accordance with GAAP, was not meaningful under the circumstances. Among other reasons, such calculation understated the actual shares outstanding during the relevant period of operations by including the pre-operating period. As a result, such per share amounts overstated the amount of dividends per share that stockholders were entitled to receive if our total net income for 2012 had been distributed as earned. During 2012, we paid dividends of $0.46 per common share, or $3.45 million in aggregate, based on 7,500,050 shares of record.

To date, we have not issued any dilutive securities.

Note 15 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012.

	December 31, 2013	For the Period from June 21, 2012 Through December 31, 2012
	(in thousands)
GAAP Net income (loss)	$(43,774)	$6,098
Book to tax differences:
Net book/tax differences on Non-Agency Securities and Linked Transactions	8,006	(978)
Net capital losses carried forward	80,509	—
Other than temporary impairment of Agency Securities	44,278	—
Amortization of deferred hedging costs	(57,879)	—
Unrealized (gain) loss on derivatives	(5,875)	302
Other	3	46
Estimated taxable income	$25,268	$5,468

The aggregate tax basis of our assets and liabilities is less than our Total Stockholders’ Equity at December 31, 2013 by approximately $9.0 million, or approximately $0.75 per share (based on the 11,992.743 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $28.4 million for the year ended December 31, 2013. For the period from June 21, 2012 through December 31, 2012, we made dividend payments to stockholders of $3.5 million. Our estimated REIT taxable income available to pay dividends was $25.3 million for the year ended December 31, 2013. As of December 31, 2012, undistributed estimated REIT taxable income totaled $2.0 million or approximately $0.27 per share (based on the 7,500,050 shares then outstanding). Our total monthly dividend distributions for January and February of 2013 exceeded this amount, and accordingly, we did not recognize an income tax liability related to undistributed REIT taxable income as of December 31, 2012.

In 2012, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and consequently we accrued an excise tax of $46,000, which is included in income tax expense on our statement of operations. Distributions in 2013 exceeded the required minimum.

Net capital losses realized in 2013 will be available to offset future capital gains realized through 2018.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 16 - Related Party Transactions

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

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

•
Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets  and providing administrative and managerial services in connection with our day-to-day operations, and

•	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

     In accordance with the Management Agreement, we incurred $3.3 million in management fees for the year ended December 31, 2013 and $0.6 million in management fees for the period from June 21, 2012 through December 31, 2012.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the year ended December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, we reimbursed ARRM $147,096 and $2,564, respectively, for expenses incurred on our behalf.

Note 17 - Interest Rate Risk

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

Note 18 – Subsequent Events

On January 30, 2014, a cash dividend of $0.15 per outstanding common share, or $1.8 million in the aggregate, was paid to holders of record on January 15, 2014.

On February 7, 2014, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, as our agent, to offer and sell, from time to time, up to 3,000,000 shares of our common stock. Sales of the shares of common stock, if any, under the Distribution Agreement, may be made in transactions that are deemed to be "at-the-market" offerings, including ordinary brokers' transactions on the NYSE at market prices and in block transactions, or as otherwise agreed between us and the agent.

On February 7, 2014, we adopted a Dividend Reinvestment and Stock Purchase Plan (the "2014 Plan") relating to the offer and sale of up to 1,000,000 shares of our common stock. The 2014 Plan permits stockholders to automatically reinvest all or a portion of their cash dividends on their shares of common stock and to purchase additional shares of our common stock. The 2014 Plan also, among other things, (i) allows any stockholder to participate in the 2014 Plan, (ii) allows interested investors who are not stockholders to make their initial purchase through the 2014 Plan, (iii) provides up to a 3% discount on optional cash purchases of shares in excess of $10,000 per month purchased under the 2014 Plan, and (iv) allows optional cash purchases of between $50 and $10,000 per month and, with our prior approval, optional cash purchases in excess of $10,000 per month.

On February 27, 2014 , a cash dividend of $0.15 per outstanding common share, or $1.8 million in the aggregate, was paid to holders of record on February 14, 2014. We have also announced cash dividends of $0.15 per outstanding common share payable March 28, 2014 to holders of record on March 17, 2014.

On March 5, 2014, our Board increased the authorization to repurchase outstanding common stock up to a total of three million shares from the previous two million shares authorized. With the additional authorization, the Company may repurchase up to 1,492,693 shares in the future. Shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at the discretion of the Company, subject to the requirements of the Securities Exchange Act of 1934 and related rules. The program does not oblige the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason. The Company does not intend to purchase shares from its directors, officers or other affiliates.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Through March 5, 2014, we sold approximately $603.7 million of our 25-year fixed rate and 30-year fixed rate Agency Securities, leaving approximately $142.8 million of 30-year fixed rate Agency Securities to be sold. We recovered approximately $7.0 million of other than temporary impairment loss recognized at December 31, 2013. For tax purposes, the sales generated capital losses of approximately $29.8 million, which will be available to offset future capital gains through 2019. Through March 5, 2014, we purchased approximately $268.3 million of 15-year fixed rate and $20.0 million of 20-year fixed rate Agency Securities. These sales and purchases were intended to reduce the interest rate risk of our Agency Securities portfolio.

Note 19- Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly financial results for the immediately preceding seven quarters (from June 21, 2012).

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Interest income:
Agency Securities, net of amortization of premium	$7,144	$9,336	$9,834	$8,767
Non-Agency Securities, including discount accretion	1,860	1,832	2,105	2,178
Total Interest Income	$9,004	$11,168	$11,939	$10,945
Interest expense	(1,727)	(1,924)	(2,001)	(1,690)
Net interest income	$7,277	$9,244	$9,938	$9,255
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss)	—	—	(48,554)	(32,491)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	—	—	(44,278)
Gain (loss) on Non-Agency Securities	2,210	(5,635)	734	1,714
Gain (loss) on short sale of U.S. Treasury Securities	—	(3,106)	3,739	—
Unrealized net gain (loss) and net interest income from Linked Transactions	—	(2,288)	724	(1,778)
Realized gain (loss) on derivatives (1)	(950)	(1,989)	(2,673)	2,817
Unrealized loss on derivatives	3,444	43,181	269	10,854
Expenses	(1,003)	(1,170)	(1,394)	(1,863)
Income tax expense	(2)	—	—	—
Net income (loss)	$10,976	$38,237	$(37,217)	$(55,770)
Net income (loss) per common share	$(1.46)	$3.56	$(2.76)	$(4.22)
Weighted average common shares outstanding	7,500	10,731	13,500	13,209
Common stock dividends declared	$5,175	$7,935	$9,315	$5,989
Common stock dividends declared per share	$0.69	$0.69	$0.69	$0.45
Common Shares of record end of period	7,500	13,500	13,500	11,993
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the statement of operations.

JAVELIN Mortgage Investment Corp.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

	For the Period From June 21, 2012 Through June 30, 2012	For the Quarter Ended September 30, 2012	For the Quarter Ended December 31, 2012
	(in thousands, except per share amounts)
Interest income:
Agency Securities, net of amortization of premium	$—	$—	$6,767
Non-Agency Securities, including discount accretion	—	—	1,421
Total interest income	$—	$—	$8,188
Interest expense	—	—	(1,455)
Net interest income	$—	$—	$6,733
Gain (loss) on Non-Agency Securities	—	—	1,124
Realized gain (loss) on derivatives (1)	—	—	(583)
Unrealized loss on derivatives	—	—	(302)
Expenses	—	—	(828)
Income tax expense	—	—	(46)
Net income	$—	$—	$6,098
Net income (loss) per common share	$—	$(1.20)	$0.89
Weighted average common shares outstanding	—	—	6,848
Common stock dividends declared	$—	$—	$3,450
Common stock dividends declared per share	$—	$—	$0.46
Common Shares of record end of period	—	—	7,500

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the statement of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2014	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)	March 6, 2014
Scott J. Ulm

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman and Secretary	March 6, 2014
Jeffrey J. Zimmer

/s/ James R. Mountain	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014
James R. Mountain

/s/ Daniel C. Staton	Chairman	March 5, 2014
Daniel C. Staton

/s/ Marc H. Bell	Director	March 5, 2014
Marc H. Bell

/s/ Thomas K. Guba	Director	March 5, 2014
Thomas K. Guba

/s/ Stewart J. Paperin	Director	March 5, 2014
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	March 5, 2014
John P. Hollihan, III

/s/ John C. Chrystal	Director	March 5, 2014
John C. Chrystal

/s/ Robert C. Hain	Director	March 5, 2014
Robert C. Hain