Form 10-Q
period 2014-03-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2014-05-07
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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

The number of outstanding shares of the Registrant’s common stock as of May 5, 2014 was 11,995,983.

JAVELIN MORTGAGE INVESTMENT CORP.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2014	December 31, 2013
Assets
Cash	$32,544	$41,524
Cash collateral posted	1,851	648
Agency Securities, available for sale, at fair value (including pledged securities of $869,347 and $770,172)	1,187,467	801,777
Non-Agency Securities, trading, at fair value (including pledged securities of $142,409 and $143,080)	142,409	143,399
Linked Transactions, net, at fair value (including pledged securities of $142,166 and $140,945)	20,069	16,322
Receivable for unsettled sales (including pledged securities of $355,112 in 2014)	358,456	—
Derivatives, at fair value	38,511	59,703
Accrued interest receivable	3,570	2,336
Prepaid and other assets	573	623
Total Assets	$1,785,450	$1,066,332
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,275,793	$839,405
Cash collateral held	35,294	53,314
Payable for unsettled purchases	312,447	—
Accrued interest payable	678	611
Accounts payable and other accrued expenses	685	1,722
Total Liabilities	$1,624,897	$895,052

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,996 and 11,993 shares issued and outstanding at March 31, 2014 and December 31, 2013	12	12
Additional paid-in capital	243,996	243,951
Accumulated deficit	(76,800)	(69,540)
Accumulated other comprehensive loss	(6,655)	(3,143)
Total Stockholders’ Equity	$160,553	$171,280
Total Liabilities and Stockholders’ Equity	$1,785,450	$1,066,332

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarters Ended
	March 31, 2014	March 31, 2013
Interest Income:
Agency Securities, net of amortization of premium	$8,445	$7,144
Non-Agency Securities, including discount accretion	2,308	1,860
Total Interest Income	$10,753	$9,004
Interest expense	(1,448)	(1,727)
Net interest income	$9,305	$7,277
Other Income (Loss):
Realized gain on sale of Agency Securities (reclassified from Other comprehensive loss)	8,810	—
Gain on Non-Agency Securities	833	2,210
Unrealized net gain and net interest income from Linked Transactions	4,427	—
Subtotal	$14,070	$2,210
Realized loss on derivatives (1)	(3,106)	(950)
Unrealized gain (loss) on derivatives	(20,029)	3,444
Subtotal	$(23,135)	$2,494
Total Other Income (Loss)	$(9,065)	$4,704
Expenses:
Management fee	912	563
Professional fees	742	194
Insurance	110	56
Board compensation	125	84
Other	214	106
Total expenses	$2,103	$1,003
Net income (loss) before taxes	(1,863)	10,978
Income tax expense	—	(2)
Net Income (Loss)	$(1,863)	$10,976
Net Income (Loss) per common share:	$(0.16)	$1.46
Weighted average common shares outstanding	11,993	7,500
Dividends
Common stock dividends declared	$5,397	$5,175
Common stock dividends declared per share	$0.45	$0.69
Common shares of record-end of period	11,996	7,500

(1)
Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed statements of operations. For additional information, see Note 9 to the condensed financial statements.

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarters Ended
	March 31, 2014	March 31, 2013
Net Income (Loss)	$(1,863)	$10,976
Other comprehensive loss:
Reclassification adjustment for realized gain on sale of Agency Securities	(8,810)	—
Net unrealized gain (loss) on available for sale Agency Securities	5,298	(15,840)
Other comprehensive loss	$(3,512)	$(15,840)
Comprehensive Loss	$(5,375)	$(4,864)

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Par Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2014	11,993	$12	$243,951	$(69,540)	$(3,143)	$171,280
Common stock dividends declared	—	—	—	(5,397)	—	(5,397)
Stock based compensation, net of withholding requirements	3	—	45	—	—	45
Net loss	—	—	—	(1,863)	—	(1,863)
Other comprehensive loss	—	—	—	—	(3,512)	(3,512)
Balance, March 31, 2014	11,996	$12	$243,996	$(76,800)	$(6,655)	$160,553

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Quarters Ended
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(1,863)	$10,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	180	1,049
Net change in discount on Non-Agency Securities	(328)	286
Realized gain on sale of Agency Securities	(8,810)	—
Gain on Non-Agency Securities	(833)	(2,210)
Unrealized net loss and net interest income from Linked Transactions	(4,427)	—
Stock based compensation	45	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,001)	46
(Increase) decrease in prepaid and other assets	50	(153)
(Increase) decrease in derivatives, at fair value	21,192	(2,494)
Increase (decrease) in accrued interest payable	67	(108)
Increase (decrease) in accounts payable and other accrued expenses	(1,037)	27
Net cash provided by operating activities	$3,235	$7,419
Cash Flows From Investing Activities:
Purchases of Agency Securities	(826,539)	—
Purchases of Non-Agency Securities	(1,250)	(9,757)
Cash receipts on Linked Transactions	681	—
Principal repayments of Agency Securities	14,534	17,188
Principal repayments of Non-Agency Securities	3,400	4,875
Proceeds from sales of Agency Securities	385,191	—
(Increase) decrease in cash collateral	(19,223)	4,082
Net cash provided by (used in) investing activities	$(443,206)	$16,388
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	2,150,972	1,609,523
Principal repayments on repurchase agreements	(1,714,584)	(1,636,411)
Common stock dividends paid	(5,397)	(5,175)
Net cash provided by (used in) financing activities	$430,991	$(32,063)
Net decrease in cash	(8,980)	(8,256)
Cash - beginning of period	41,524	36,316
Cash - end of period	$32,544	$28,060
Supplemental Disclosure:
Cash paid during the period for interest	$6,361	$1,808
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$358,456	$—
Payable for unsettled purchases	$312,447	$—
Unrealized (gain) loss on investment in available for sale Agency Securities	$5,298	$(15,840)

See notes to condensed financial statements.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are an externally managed Maryland corporation formed on June 18, 2012 and managed by ARRM (see Note 14, “Related Party Transactions” for additional discussion). ARRM is an investment advisor registered with the SEC. On June 21, 2012, an initial capital contribution of $1 was made to us and we issued 0.05 shares of common stock. On September 24, 2012, we filed Articles of Amendment and Restatement ("Articles") with the Maryland State Department of Assessments and Taxation, which increased our authorized shares of common stock, par value $0.001 per share, from 1 shares to 250,000 shares and authorized 25,000 shares of preferred stock, par value $0.001 per share, for issuance. The registration statement for our initial public offering (“IPO”) was declared effective on October 2, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol “JMI”. We commenced operations upon consummation of our IPO and concurrent private placement (the “Private Placement”) of our common stock on October 9, 2012.  Pursuant to our IPO and Private Placement, we sold to the public 7,250 shares of common stock and sold 250 shares of common stock to Staton Bell Blank Check LLC (the “Sub-Manager”), an entity jointly owned by two of our directors, at a price of $20.00 per share. Net proceeds from the IPO and Private Placement totaled $150,000. On November 2, 2012, the underwriters in the IPO decided not to exercise their over-allotment option to purchase up to an additional 1,088 shares of common stock.

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

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Cash Collateral Posted/Held

Cash collateral posted or held represents cash posted by us to counterparties or held by us from counterparties as collateral for our interest rate swap contracts, Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our MBS.
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

Agency Securities

As of March 31, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed statements of comprehensive income (loss).

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

Non-Agency Securities

As of March 31, 2014 and December 31, 2013, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on MBS. Accrued interest payable includes interest payable on our repurchase agreements.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

Obligations to Return Securities Received as Collateral, at Fair Value

We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral during the quarters ended March 31, 2014 and March 31, 2013 or at December 31, 2013.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our condensed balance sheets. Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our condensed statements of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives will result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

Linked Transactions

The initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “Linked Transaction,” when certain criteria are met. Our acquisition of a Non-Agency Security and a related repurchase financing provided by the seller are generally considered to be linked if the initial transfer of and repurchase financing are contractually contingent, or there is a limited secondary market for the purchased security. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as “Linked Transactions” on our balance sheets. Changes in the fair value of the Non-Agency Securities and repurchase liabilities underlying the Linked Transactions and associated interest income and expense are reported as “unrealized net gains and net interest income from Linked Transactions” on our statements of operations and are not included in other comprehensive loss. When the linking criteria are no longer met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately as a MBS purchase and repurchase financing.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Preferred Stock

At March 31, 2014, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At March 31, 2014, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,996 shares of common stock issued and outstanding at March 31, 2014 and 11,993 shares of common stock issued and outstanding at December 31, 2013.

Common Stock Repurchased

On October 30, 2013, we announced that our Board had authorized a stock repurchase program of up to 2,000 shares of our common stock outstanding (the “Repurchase Program”). On March 5, 2014, our Board increased the authorization to 3,000 shares of our common stock outstanding. Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the quarter ended March 31, 2014, we did not repurchase any shares under our Repurchase Program. As of March 31, 2014, there were 1,493 remaining shares authorized for repurchase under our Repurchase Program.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal balance and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

Comprehensive Loss

Comprehensive loss refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Note 4 – Fair Value of Financial Instruments

Our valuation techniques for financial instruments use observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The ASC Topic No. 820 “Fair Value Measurement” classifies these inputs into the following hierarchy:

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

The following describes the valuation techniques used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Any transfers between levels are assumed to occur at the beginning of the reporting period.

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value and is classified as Level 1. Cash balances posted by us to counterparties or held by us from counterparties as collateral are classified as Level 2.

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. As of March 31, 2014 and December 31, 2013, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. As of March 31, 2014 and December 31, 2013, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

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

Derivative Transactions - The fair values of our interest rate swap contracts and interest rate swaptions are valued using third party pricing services that may incorporate current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

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

The following tables provide a summary of our assets that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,187,467	$—	$1,187,467
Non-Agency Securities, trading	$—	$—	$142,409	$142,409
Linked Transactions, net	$—	$—	$20,069	$20,069
Derivatives	$—	$38,511	$—	$38,511

There were no transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets at Fair Value:
Agency Securities, available for sale	$—	$801,777	$—	$801,777
Non-Agency Securities, trading	$—	$—	$143,399	$143,399
Linked Transactions, net	$—	$—	$16,322	$16,322
Derivatives	$—	$59,703	$—	$59,703

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

There were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2013.

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of March 31, 2014 and December 31, 2013.

	March 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$32,544	$32,544	$32,544	$—	$—
Cash collateral posted	$1,851	$1,851	$—	$1,851	$—
Receivable for unsettled sales	$358,456	$358,456	$—	$358,456	$—
Accrued interest receivable	$3,570	$3,570	$—	$3,570	$—
Financial Liabilities:
Repurchase agreements	$1,275,793	$1,275,793	$—	$1,275,793	$—
Cash collateral held	$35,294	$35,294	$—	$35,294	$—
Payable for unsettled purchases	$312,447	$312,447	$—	$312,447	$—
Accrued interest payable	$678	$678	$—	$678	$—

	December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$41,524	$41,524	$41,524	$—	$—
Cash collateral posted	$648	$648	$—	$648	$—
Accrued interest receivable	$2,336	$2,336	$—	$2,336	$—
Financial Liabilities:
Repurchase agreements	$839,405	$839,405	$—	$839,405	$—
Cash collateral held	$53,314	$53,314	$—	$53,314	$—
Accrued interest payable	$611	$611	$—	$611	$—

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Quarter Ended March 31, 2014	Year Ended December 31, 2013
Balance, beginning of period	$159,721	$129,946
Purchase of Non-Agency Securities, at cost	1,250	38,332
Principal repayments of Non-Agency Securities	(3,400)	(21,788)
Cash disbursements on Linked Transactions	(681)	19,674
Proceeds from the sale of Non-Agency Securities	—	(1,352)
Net gain (loss) on Non-Agency Securities	833	(977)
Unrealized net gain (loss) and net interest income from Linked Transactions	4,427	(3,352)
Net change in discount on Non-Agency Securities	328	(762)
Balance, end of period	$162,478	$159,721
Net gains (losses) for outstanding level 3 assets	$5,260	$(4,329)

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions) include assumptions for underlying loan collateral default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values (inclusive of Non-Agency Securities underlying Linked Transactions) as of March 31, 2014 and December 31, 2013. See Note 7, "Linked Transactions" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions.

March 31, 2014

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	8.66%	31.56%
Loss severity (life)	0.00%	34.78%	66.80%
Discount rate	3.76%	4.83%	6.50%
Delinquency (life)	0.00%	9.63%	35.10%
Voluntary prepayments (life)	6.40%	8.41%	12.40%

December 31, 2013

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	6.99%	33.27%
Loss severity (life)	0.00%	31.20%	62.60%
Discount rate	4.01%	5.32%	6.50%
Delinquency (life)	0.00%	9.74%	29.50%
Voluntary prepayments (life)	6.70%	9.74%	14.80%

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

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 5 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value are reported as part of the statements of comprehensive income. As of March 31, 2014, investments in Agency Securities accounted for 89.3% of our MBS portfolio and 80.7% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

We evaluated our Agency Securities with unrealized losses as of March 31, 2014, March 31, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. As of March 31, 2014 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment for the quarter ended March 31, 2014. In December 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44,300) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744,600 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

As of March 31, 2014, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of March 31, 2014 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.22% as of March 31, 2014.

March 31, 2014

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
Multi-Family MBS	$29,719	$(55)	$—	$29,664	2.50%
15 Year Fixed	1,113,840	(4,933)	42	1,108,949	93.39%
20 Year Fixed	50,563	(1,709)	—	48,854	4.11%
Total Fannie Mae	$1,194,122	$(6,697)	$42	$1,187,467	100.00%
Total Agency Securities	$1,194,122	$(6,697)	$42	$1,187,467

We apply trade date accounting, Included in the above table are unsettled purchases with an aggregate cost of $312,447 and estimated fair value of $311,108 at March 31, 2014.

As of December 31, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2013 are also presented below. All of our Agency Securities were fixed rate securities with a weighted average coupon of 3.48% as of December 31, 2013.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
15 Year Fixed	$29,336	$(1,057)	$—	$28,279	3.53%
20 Year Fixed	30,974	(2,086)	—	28,888	3.60%
25 Year Fixed	52,944	—	—	52,944	6.60%
30 Year Fixed	691,666	—	—	691,666	86.27%
Total Fannie Mae	$804,920	$(3,143)	$—	$801,777	100.00%
Total Agency Securities	$804,920	$(3,143)	$—	$801,777

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	864,463	868,454	28,279	29,336
Greater than or equal to five years	323,004	325,668	773,498	775,584
Total Agency Securities	$1,187,467	$1,194,122	$801,777	$804,920

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of March 31, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014	$1,088,949	$(4,157)	$56,650	$(2,540)	$1,145,599	$(6,697)
December 31, 2013	$—	$—	$57,167	$(3,143)	$57,167	$(3,143)

During the quarter ended March 31, 2014 we sold $743.6 million of Agency Securities, to reposition our portfolio, which resulted in realized gains of $8.8 million. During the quarter ended March 31, 2013, we did not sell any Agency Securities.

 Note 6 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value.  Fair value changes are reported in the statement of operations in the period in which they occur.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

As of March 31, 2014, investments in Non-Agency Securities accounted for 10.7% of our MBS portfolio and 19.3% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7,“Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities
March 31, 2014	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$50,692	$50,148	$56,925	4.94%
Prime Hybrid	16,718	15,225	20,534	3.23%
Prime Floater	3,542	3,261	3,250	5.12%
Alt-A Fixed	62,432	59,729	75,627	5.85%
Alt-A Hybrid	9,025	8,491	10,859	2.54%
Total Non-Agency Securities	$142,409	$136,854	$167,195	4.99%

As of December 31, 2013, investments in Non-Agency Securities accounted for 15.2% of our total MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7,“Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities
December 31, 2013	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$51,515	$51,922	$57,995	4.96%
Prime Hybrid	17,067	15,705	21,253	3.36%
Prime Floater	2,117	2,001	2,000	5.41%
Alt-A Fixed	63,582	61,554	77,922	5.85%
Alt-A Hybrid	9,118	8,494	11,091	2.59%
Total Non-Agency Securities	$143,399	$139,676	$170,261	5.02%

Prime/Alt-A Non-Agency Securities as of March 31, 2014 and December 31, 2013 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-Agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade as of March 31, 2014 and December 31, 2013.

The following table summarizes the weighted average lives of our Non-Agency Securities as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	57,580	55,429	36,581	35,254
Greater than or equal to five years	84,829	81,425	106,818	104,422
Total Non-Agency Securities	$142,409	$136,854	$143,399	$139,676

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities as of March 31, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014	$18,537	$(582)	$—	$—	$18,537	$(582)
December 31, 2013	$42,096	$(1,089)	$—	$—	$42,096	$(1,089)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and as of March 31, 2014 and December 31, 2013, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The following tables present information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at March 31, 2014 and December 31, 2013. Our Non-Agency Securities underlying our Linked Transactions represent approximately 9.66% and 13.0% of our overall investment in MBS at March 31, 2014 and December 31, 2013.

March 31, 2014

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$8,227	1.94%	Prime	$113,831	$114,778	$120,032	3.05%
31 days to 60 days	44,792	1.23%	Alt/A	28,335	27,033	34,947	4.89%
61 days to 90 days	62,521	0.98%	Total	$142,166	$141,811	$154,979	3.42%
Greater than 90 days	6,467	2.03%
Total	$122,007	1.19%

Not included in the tables above is $90 of accrued interest payable from Linked Transactions included in our balance sheet as of March 31, 2014.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$8,177	1.88%	Prime	$112,956	$116,631	$121,571	3.00%
31 days to 60 days	44,974	1.23%	Alt/A	27,989	27,788	35,822	4.71%
61 days to 90 days	71,389	1.09%	Total	$140,945	$144,419	$157,393	3.34%
Greater than 90 days	—	0.00%
Total	$124,540	1.19%

Not included in the tables above is $83 of accrued interest payable from Linked Transactions included in our balance sheet as of December 31, 2013.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our condensed statements of operations for the quarter ended March 31, 2014. We did not have Linked Transactions as of March 31, 2013.

For the Quarter Ended
Unrealized Net Gain and Net Interest Income from Linked Transactions	March 31, 2014
Interest income attributable to MBS underlying Linked Transactions	$1,569
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	(372)
Change in fair value of Linked Transactions included in earnings	3,230
Unrealized net gain and net interest income from Linked Transactions	$4,427

Note 8 – Repurchase Agreements

As of March 31, 2014, we had MRAs with 28 counterparties and had $1,275,793 in outstanding borrowings with 22 of those counterparties. As of December 31, 2013 we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties. See Note 7, “Linked Transactions” for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases as of March 31, 2014 and December 31, 2013.

March 31, 2014

	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,168,045	0.36%	31	4.80%
Non-Agency Securities	107,748	1.95%	42	25.45%
Total or Weighted Average	$1,275,793	0.49%	32	6.54%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$731,782	0.42%	33	4.90%
Non-Agency Securities	107,623	1.96%	46	25.39%
Total or Weighted Average	$839,405	0.61%	35	7.53%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

	March 31, 2014		December 31, 2013
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$749,509	0.47%	$380,744	0.67%
31 days to 60 days	301,500	0.48%	408,054	0.49%
61 days to 90 days	216,670	0.52%	40,362	1.00%
Greater than 90 days	8,114	2.06%	10,245	2.10%
Total or Weighted Average	$1,275,793	0.49%	$839,405	0.61%

We have 10 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 71.75% of our repurchase agreement borrowings outstanding at March 31, 2014.

Note 9 – Derivatives

In addition to the Linked Transactions described in Note 7, “Linked Transactions,” we enter into derivative transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments on our Agency Securities which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our balance sheets as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

We have agreements with our swap (including swaption) counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the fair value; notional amount and remaining term of the contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

 The following tables present information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying balance sheets as of March 31, 2014 and December 31, 2013.

March 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	0	0.00%	$—	—	$—
Interest rate swap contracts	13-24 Months	0	0.00%	—	—	—
Interest rate swap contracts	25-36 Months	0	0.00%	—	—	—
Interest rate swap contracts	37-48 Months	43	0.55%	50,000	749	—
Interest rate swap contracts	49-60 Months	50	0.92%	50,000	378	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	104	1.64%	325,000	19,162	—
Interest rate swap contracts	109-120 Months	111	1.95%	376,250	15,498	—
Interest rate swaptions	60 Months	6	2.73%	750,000	2,724	—
Total or Weighted Average		55	2.19%	$1,551,250	$38,511	$—

(1)	See Note 4, “Fair Value of Financial Instruments” for additional discussion.

We did not have any unsettled purchases or sales of derivatives at March 31, 2014.

December 31, 2013

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	0	0.00%	$—	$—	$—
Interest rate swap contracts	13-24 Months	0	0.00%	—	—	—
Interest rate swap contracts	25-36 Months	0	0.00%	—	—	—
Interest rate swap contracts	37-48 Months	46	0.55%	50,000	801	—
Interest rate swap contracts	49-60 Months	53	0.92%	50,000	532	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	105	1.50%	175,000	15,023	—
Interest rate swap contracts	109-120 Months	112	1.91%	526,250	36,463	—
Interest rate swaptions	60 Months	9	2.73%	750,000	6,884	—
Total or Weighted Average		58	2.19%	$1,551,250	$59,703	$—

(1)	See Note 4, “Fair Value of Financial Instruments” for additional discussion.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

We did not have any unsettled purchases or sales of derivatives at December 31, 2013.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying balance sheet as of March 31, 2014.

March 31, 2014

		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$35,786	$—	$(34,356)	$1,430
Interest rate swaptions	2,725	—	—	2,725
Totals	$38,511	$—	$(34,356)	$4,155

We did not have any derivatives in a liability position on our condensed balance sheet at March 31, 2014.

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying balance sheet as of December 31, 2013.

December 31, 2013

		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$52,819	$—	$(52,315)	$504
Interest rate swaptions	6,884	—	—	$6,884
Totals	$59,703	$—	$(52,315)	$7,388

We did not have any derivatives in a liability position on our balance sheet at December 31, 2013.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying statements of operations for the quarters ended March 31, 2014 and March 31, 2013.

		Income (Loss) Recognized
		For the Quarters Ended
Derivatives	Location on condensed statements of operations	March 31, 2014	March 31, 2013
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$240	$113
Interest expense	Realized loss on derivatives	(3,346)	(1,063)
Changes in fair value	Unrealized gain (loss) on derivatives	(15,870)	3,115
		$(18,976)	$2,165
Interest rate swaptions:
Changes in fair value	Unrealized gain (loss) on derivatives	(4,159)	329
		$(4,159)	$329
Totals		$(23,135)	$2,494

Note 10 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”), which was most recently amended on March 5, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our IPO and Private Placement equity) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. For the quarters ended March 31, 2014 and March 31, 2013 we reimbursed ARRM $84 and $11, respectively, for other expenses incurred on our behalf. ARRM is further entitled to receive a termination fee from us under certain circumstances. The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ARRM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.

We are not party to any pending, threatened or contemplated litigation.

Note 11 – Stock Based Compensation

Stock Incentive Plan

On October 2, 2012, we adopted the 2012 Stock Incentive Plan (the "Plan") to attract, retain and reward directors and other persons who provide services to us in the course of operations (collectively, "Eligible Individuals").

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

Awards under the Plan

As of March 31, 2014, there were 360 shares reserved for award under the Plan. No awards have been made to date.

Directors Fees

In the quarter ended March 31, 2014, we began paying a portion of the fees to our Board in shares of common stock. The number of shares issued is determined by dividing the fixed dollar portion of these fees by the closing market price for our stock at the end of each quarter.

Note 12 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the quarter ended March 31, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.15	$1,799
February 14, 2014	February 27, 2014	$0.15	$1,799
March 17, 2014	March 28, 2014	$0.15	$1,799

Note 13 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters ended March 31, 2014 and March 31, 2013.

	For the Quarters Ended
	March 31, 2014	March 31, 2013
GAAP net income (loss)	$(1,863)	$10,976
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions	(3,696)	(1,726)
Gain on sale of Agency Securities	(8,810)	—
Amortization of deferred hedging gains	145	—
Net premium amortization differences	(628)	—
Unrealized (gain) loss on derivatives	20,029	(3,444)
Other	1	2
Estimated taxable income	$5,178	$5,808

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at March 31, 2014 by approximately $(33,239), or approximately $(2.77) per share (based on the 11,996 shares then outstanding).

We are required and intend to timely distribute substantially all of our taxable REIT income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $5,397 for the quarter ended March 31, 2014. Our estimated taxable REIT income available to pay dividends was $5,178 for the quarter ended March 31, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 will be available to offset future capital gains realized through 2018 and 2019, respectively.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 14 – Related Party Transactions

We are externally managed by ARRM pursuant to the Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for successive one year terms, unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Under the terms of the Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

•	Advising us with respect to, arranging for and managing the acquisition, financing, management and disposition of, elements of our investment portfolio;

•	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies;

•	Coordinating capital raising activities;

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

In accordance with the Management Agreement, we incurred $912 in management fees to ARRM for the quarter ended March 31, 2014 and $563 in management fees for the quarter ended March 31, 2013.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarters ended March 31, 2014 and March 31, 2013, we reimbursed ARRM $84 and $11, respectively, for other expenses incurred on our behalf.

Also, JAVELIN and ARRM entered into a sub-management agreement with SBBC, an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, ARRM is responsible for paying a sub-management fee to SBBC in an amount equal to a monthly retainer of $115 and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms.

JAVELIN MORTGAGE INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 15 – Interest Rate Risk

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

Note 16 – Subsequent Events

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50.0 million of U.S. Treasury Securities for two years (declining to $30.0 million for a third year) in exchange for certain of our Non-Agency Securities. Because the U.S. Treasury Securities we received have remaining terms of three months or less at the time we received them, they represent cash equivalents and the exchange agreement is treated as a repurchase financing of the related Non-Agency Securities.

On April 29, 2014, a cash dividend of $0.15 per outstanding common share, or $1,799 in the aggregate, was paid to holders of record on April 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

Dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of RMBS and mortgage loans. Some of these securities are issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities), while other securities are backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and, together with Agency Securities, MBS). We also may invest in collateralized CMBS and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of March 31, 2014, investments in Agency Securities accounted for 89.3% of our MBS portfolio and 80.7% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of March 31, 2014, investments in Non-Agency Securities accounted for 10.7% of our MBS portfolio and 19.3% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7 to the condensed financial statements). As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013 investments in Non-Agency Securities accounted for 15.2% of our MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 7 to the condensed financial statements).

We are externally managed by ARRM, pursuant to the Management Agreement, which was most recently amended on March 5, 2014. ARRM is an investment advisor registered with the SEC. ARRM is also the external manager of ARMOUR, a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset classes. We earn returns on the spread between the yield on our assets and our costs, including the cost of the funds we borrow, after giving effect to our hedges. We identify and acquire our target assets, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market.  Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks.  We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Code and avoiding regulation as an investment company under the 1940 Act.

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

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement. All of our executive officers are also employees of ARRM (see Note 14 to the condensed financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for additional one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1.0 billion, plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ARRM is entitled to receive a monthly management fee regardless of the performance of our MBS portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. For the quarters ended March 31, 2014 and March 31, 2013 we incurred $912 and $563 in management fees, respectively.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are responsible for any costs and expenses that ARRM incurs solely on our behalf other than various overhead expenses specified in the terms of the Management Agreement. For the quarters ended March 31, 2014 and March 31, 2013, we reimbursed ARRM $84 and $11, respectively, for other expenses incurred on our behalf.

Also, JAVELIN and ARRM entered into a sub-management agreement with SBBC, an entity jointly owned by Daniel C. Staton and Marc H. Bell, each of whom is a member of our board of directors. Pursuant to the sub-management agreement, ARRM is responsible for paying a sub-management fee to SBBC in an amount equal to a monthly retainer of $115 and a sub-management fee of 25% of the net management fee earned by ARRM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms.

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

In March 2011, the U.S. Treasury announced that it would begin the orderly wind down of Agency Securities it had purchased from Fannie Mae, Freddie Mac and Ginnie Mae to stabilize the housing market, with sales up to $10.0 billion per month, subject to market conditions.  We are unable to predict the timing or manner in which the U.S. Treasury or the Fed will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition.

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

In March 2014, a bipartisan group of U.S. senators led by members of the U.S. Senate Banking Committee announced that they had agreed on a bill to overhaul the nation’s housing finance system and eliminate Fannie Mae and Freddie Mac. The bill would replace Fannie Mae and Freddie Mac with a new federal regulator, called the Federal Mortgage Insurance Corporation, to provide guarantees for government mortgages and regulate the system. As the insurer of last resort, the Federal Mortgage Insurance Corporation would require 10% in private capital reserves. The guarantee, provided for a fee equivalent to 0.1% interest, would not kick in until the private reserves were exhausted. The bill would also set a minimum down payment of 5% for home buyers, except for first-time home buyers, who would instead be required to put down 3.5% for the mortgage to qualify for the guarantee.

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

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced QE3 to purchase an additional $40.0 billion of Agency Securities per month until the unemployment rate and other economic indicators improved. QE3 plus its existing investment programs grew the Fed’s U.S. Treasury Securities and Agency Securities holdings by approximately $85.0 billion per month at least through the end of 2013.

At its January 29, 2014 and March 19, 2014 meetings, the Fed decided to trim its monthly Agency Securities purchases to $30.0 billion for February and March 2014, and $25.0 billion for April 2014, respectively, down from $40.0 billion in 2013. Longer term U.S. Treasury Securities purchases were trimmed at a pace of $35.0 billion for February and March 2014, and $30.0 billion for April 2014, respectively, down from $45.0 billion in 2013. These actions were to keep in place the Fed's highly accommodative stance of monetary policy. As part of that policy, the Fed announced at its March 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and curbing inflation to 2%.

Reduced purchase levels by the Fed may result in lower overall demand and therefore lower prices for Agency Securities. Lower Agency Securities prices will reduce our book value and the amounts that we can borrow under repurchase agreements.

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

Certain programs initiated by the U.S. Government, through the FHFA and FDIC, to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency Securities could be that such holders would experience changes in the anticipated yields of their Agency Securities due to (i) increased prepayment rates and/or (ii) lower interest and principal payments.

In March 2009, the HAMP was introduced to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. HAMP is designed to help at risk homeowners, both those who are in default and those who are at imminent risk of default, by providing the borrower with affordable and sustainable monthly payments.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published Basel III. Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the Group of Twenty Finance Ministers and Central Bank Governors in November 2010 and are subject to individual adoption by member nations, including the U.S.

In October 2011, the Federal Housing Finance Agency announced changes to HARP to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan to value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan to value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates.

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

On September 28, 2012, the FSA released the Wheatley Review. Some of our derivative positions use various maturities of U.S. dollar LIBOR. Our borrowings in the repurchase market have also historically tracked these LIBOR rates. The Wheatley Review found, among other things, that potential conflicts of interests coupled with insufficient oversight and accountability resulted in some reported LIBOR rates that did not reflect the true cost of inter-bank borrowings they were meant to represent.

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

In April 2013, all the recommendations of the Wheatley Review came into force through the Financial Services Act of 2012. In this new regulatory framework, the FCA and the PRA have replaced the FSA, the Bank of England has overall responsibility for financial stability, and a new FPC was created to assist the Bank in achieving its financial stability objective. Additionally, in September 2013, the European Commission proposed draft legislation that will enhance the robustness and reliability of benchmarks like LIBOR, facilitate the prevention and detection of their manipulation and clarify responsibility for and the supervision of benchmarks.

Our derivative and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. To date, implementation of the Wheatley Review recommendations have not had a material impact on the reported levels of LIBOR rates relevant to our derivative or repurchase borrowings.

On July 2, 2013, the Fed, in coordination with the FDIC and the OCC, approved a final rule that enhances bank regulatory capital requirements and implements certain elements of the Basel III capital reforms in the U.S. On July 9, 2013, the OCC approved the final rule and the FDIC approved the final rule as an interim rule. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised U.S. financial institutions. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all U.S. banking organizations. The final rule will continue to apply existing risk-based capital standards with respect to residential loans, including a 50% risk weight for safely underwritten first-lien mortgages that are not past due. "Advanced approaches banking organizations," those with $250 billion or more in total consolidated assets or $10.0 billion or more in foreign exposures, were required to comply with the final rule starting on January 1, 2014. Other banking organizations will be required to comply with the final rule starting January 1, 2015.

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

Credit Market Disruption and Current Conditions

The residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the MBS we purchase and an increase in the average collateral requirements under our repurchase agreements we have obtained. While these markets have recovered significantly, further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate for the twelve month period from March 31, 2013 through March 31, 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.35
0.3
0.25
0.2
0.15
0.1
0.05
0
March 31, 2013
April 30, 2013
May 31, 2013
June 30, 2013
July 31, 2013
August 31, 2013
September 30, 2013
October 31, 2013
November 30, 2013
December 31, 2013
January 31, 2014
February 28, 2014
March 31, 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our MBS portfolio. Our net income (loss) for the quarters ended March 31, 2014 and March 31, 2013 was $(1,863) and $10,976, respectively. The main factors for the difference between the quarter ended 2013 to the corresponding period in 2014, were the changes in value from our derivatives and increased management fees, which were partially offset by gains on the sale of Agency Securities (which gains represent partial recovery of write-downs recorded in the fourth quarter of 2013).

As of March 31, 2014 and December 31, 2013, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.23% and 100.01%, respectively, because the average interest rates on these securities are higher than prevailing market rates. As of March 31, 2014 and December 31, 2013, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 86.5% and 86.71%, respectively, because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio and Linked Transactions for the quarterly periods presented. See Note 7 to the condensed financial statements for additional discussion of Linked Transactions.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
March 31, 2014	3.36%	1.56%	1.80%	0.39%
December 31, 2013	3.02%	1.39%	1.63%	0.42%
September 30, 2013	2.79%	1.11%	1.68%	0.41%
June 30, 2013	2.76%	0.99%	1.77%	0.42%
March 31, 2013	2.74%	0.84%	1.90%	0.46%

Non-Agency Securities (including Linked Transactions):
March 31, 2014	4.79%	2.10%	2.69%	1.56%
December 31, 2013	4.48%	2.38%	2.10%	1.61%
September 30, 2013	4.40%	2.07%	2.33%	1.59%
June 30, 2013	4.50%	2.39%	2.11%	2.06%
March 31, 2013	4.61%	2.06%	2.55%	2.06%

Total portfolio:
March 31, 2014	3.71%	1.67%	2.04%	0.62%
December 31, 2013	3.33%	1.55%	1.78%	0.62%
September 30, 2013	3.04%	1.21%	1.83%	0.54%
June 30, 2013	2.95%	1.09%	1.86%	0.53%
March 31, 2013	2.99%	0.95%	2.04%	0.61%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR for the quarterly periods presented.

Average Principal Repayment Rate Annualized
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014

During the quarters ended March 31, 2014 and March 31, 2013, we realized losses of $(3,106) and $(950), respectively, related to our derivatives. We decreased our total interest rate swap contracts aggregate notional balance from $801,300 at December 31, 2013 to $801,250 at March 31, 2014. At March 31, 2014 and December 31, 2013, our interest rate swap contracts had a weighted average swap rate of 1.67% and 1.70%, respectively and a weighted average term of 100 months and 103 months, respectively. Our total interest rate swaptions aggregate notional balance remained $750,000 at March 31, 2014 from December 31, 2013. Our swaptions had an underlying weighted average swap rate of 2.73% and 2.70%, respectively and a weighted average term of 6 months and 9 months, respectively at March 31, 2014 and December 31, 2013. Unrealized gains (losses) on derivatives totaled $(20,029) and $3,444, respectively for the quarters ended March 31, 2014 and March 31, 2013. The losses for the quarter ended March 31, 2014 were primarily the result of the decline in the benchmark 10 year U.S. Treasury interest rate, resulting in unrealized (losses) of $(20,965) on our interest rate swap contracts with original tenors of 10 years.

Net Interest Income

Our net interest income for the quarters ended March 31, 2014 and March 31, 2013 was $9,305 and $7,277, respectively. Net interest income reflects any increase to the portfolio during the quarter. As of March 31, 2014, our MBS portfolio consisted of $1,187,467 current face amount of Agency Securities and $142,409 current face amount of Non-Agency Securities compared to $801,777 current face amount of Agency Securities and $143,399 current face amount of Non-Agency Securities as of December 31, 2013.

Gains and Losses on Sale of MBS

During the quarter ended March 31, 2014, we sold $743.6 million of Agency Securities to reposition our portfolio, which resulted in realized gains of $8.8 million. During the quarter ended March 31, 2013, we did not sell any Agency Securities.

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses as of March 31, 2014, March 31, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment for the quarters ended March 31, 2014 and March 31, 2013. In December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $(44,300) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744,600 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the quarters ended March 31, 2014 and March 31, 2013, other comprehensive loss totaled $(3,512) and $(15,840), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities. The loss in 2014 resulted primarily from the reclassification adjustment for the realized gains on the sale of Agency Securities.

Expenses

Our total expenses for the quarters March 31, 2014 and March 31, 2013, were $2,103 and $1,003, respectively. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the quarters ended March 31, 2014 and March 31, 2013 were $912 and $563, respectively. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. The second factor is an increase in professional fees and operating costs due to our increased MBS portfolio.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters ended March 31, 2014 and March 31, 2013.

	For the Quarters Ended
	March 31, 2014	March 31, 2013
GAAP net income (loss)	$(1,863)	$10,976
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions	(3,696)	(1,726)
Gain on sale of Agency Securities	(8,810)	—
Amortization of deferred hedging gains	145	—
Net premium amortization differences	(628)	—
Unrealized (gain) loss on derivatives	20,029	(3,444)
Other	1	2
Estimated taxable income	$5,178	$5,808

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at March 31, 2014 by approximately $(33,239), or approximately $(2.77) per share (based on the 11,996 shares then outstanding).

We are required and intend to timely distribute substantially all of our taxable REIT income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $5,397 for the quarter ended March 31, 2014. Our estimated taxable REIT income available to pay dividends was $5,178 for the quarter ended March 31, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 will be available to offset future capital gains realized through 2018 and 2019, respectively.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Financial Condition

Agency Securities

We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

The tables below summarize certain characteristics of our Agency Securities as of March 31, 2014 and December 31, 2013.

March 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$28,880	$29,664	3.55%	0.00%	118	2.52%
15 Year Fixed	1,069,054	1,108,949	3.21%	2.90%	174	93.31%
20 Year Fixed	47,724	48,854	3.45%	1.91%	210	4.17%
Total or Weighted Average	$1,145,658	$1,187,467	3.22%	2.82%	174	100.00%
(1) Weighted average for all prepayments during the quarter ended March 31, 2014 including prepayments related to Agency Securities purchased or sold during the quarter.

 December 31, 2013

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
15 Year Fixed	$27,676	$28,279	3.00%	7.48%	159	3.44%
20 Year Fixed	29,177	28,888	3.08%	0.76%	224	3.63%
25 Year Fixed	53,877	52,944	3.37%	9.62%	277	6.69%
30 Year Fixed	694,135	691,666	3.53%	3.58%	349	86.24%
Total or Weighted Average	$804,865	$801,777	3.48%	4.01%	333	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2013, including prepayments related to Agency Securities purchased or sold during the quarter.

As of March 31, 2014, we had investment related receivables of $358,456 with respect to unsettled sales of Agency Securities and investment related payables of $312,447 with respect to unsettled purchases of Agency Securities. All investment related receivables and payables at March 31, 2014 were settled in April 2014. We did not have any investment related receivables or payables as of December 31, 2013.

Our net interest income (loss) is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our MBS portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our MBS portfolio and our hedging strategy.

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

The table below summarizes certain characteristics of our Non-Agency Securities (including those underlying Linked Transactions) as of March 31, 2014 and December 31, 2013.

March 31, 2014

Asset Type	Principal Amount	Market Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Agency Securities
Prime Fixed	$176,957	$164,524	3.75%	332	54.93%
Prime Hybrid	20,534	16,718	3.23%	273	6.37%
Prime Floater	3,250	3,542	5.12%	346	1.01%
Alt-A Fixed	110,574	90,766	5.91%	280	34.32%
Alt-A Hybrid	10,859	9,025	2.54%	262	3.37%
Total or Weighted Average	$322,174	$284,575	4.39%	310	100.00%

As of March 31, 2014, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 19.3% of our total investment in MBS.

December 31, 2013

Asset Type	Principal Amount	Market Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Agency Securities
Prime Fixed	$179,566	$164,471	3.77%	335	54.80%
Prime Hybrid	21,253	17,066	3.36%	276	6.50%
Prime Floater	2,000	2,117	5.41%	348	0.61%
Alt-A Fixed	113,744	91,572	5.90%	283	34.71%
Alt-A Hybrid	11,090	9,118	2.59%	265	3.38%
Total/Weighted Average	$327,653	$284,344	4.41%	313	100.00%

As of December 31, 2013, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 26.2% of our total investment in MBS.

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 22 of which we had done repurchase trades with as of March 31, 2014 and 20 of which we had done repurchase trades with as of December 31, 2013. We had outstanding balances under our repurchase agreements of $1,275,793 and $839,405 as of March 31, 2014 and December 31, 2013, respectively, consistent with the increase in our MBS in our securities portfolio.

Derivative Instruments

We generally hedge our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. As of March 31, 2014, the notional value of our derivatives was 105.38% of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transaction). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

As of March 31, 2014 and December 31, 2013, we had interest rate swap contracts with an aggregate notional balance of $801,250. As of March 31, 2014 and December 31, 2013, we had interest rate swaptions with an aggregate notional balance of $750,000. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarters ended March 31, 2014 and March 31, 2013, we recognized a net gain (loss) of $(23,135) and $2,494, respectively, related to our derivatives. The net unrealized gain (loss) on Agency Securities for the quarters ended March 31, 2014 and March 31, 2013 was $5,298 and $(15,840), respectively.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps previously had. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Liquidity and Capital Resources

As of March 31, 2014, we financed our MBS portfolio with $1,275,793 of net borrowings under repurchase agreements, plus an additional $122,007 of repurchase agreements underlying linked transactions. Our leverage ratio was 7.95 to 1 as of March 31, 2014 (or 8.71 to 1 on an unlinked basis). As of March 31, 2014, our liquidity totaled $42,900, consisting of $32,544 of cash plus $10,356 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. At March 31, 2014 and December 31, 2013, we did not have any reverse repurchase agreements outstanding.

Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2014, we purchased $827,789 of MBS using proceeds from our repurchase agreements and principal repayments. During the quarter ended March 31, 2014, we received cash of $17,934 from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $1,275,793 at March 31, 2014, and we made cash interest payments of approximately $6,361 on our liabilities for the quarter ended March 31, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted with counterparties increased by $1,203 and we decreased our liability by $18,020 for cash collateral held as of March 31, 2014.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase and Related Facilities

As of March 31, 2014 we had MRAs with 28 counterparties and had $1,275,793 in outstanding borrowings with 22 of those counterparties. As of December 31, 2013, we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements and Linked Transactions as of March 31, 2014 and December 31, 2013 (see Note 7 to the condensed financial statements for additional discussion of Linked Transactions).

March 31, 2014

	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,168,045	0.36%	31	4.80%
Non-Agency Securities and Linked Transactions (2)	229,755	1.55%	56	20.04%
Total	$1,397,800	0.55%	35	7.30%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) Includes $122,007 of repurchase agreements on Linked Transactions.

December 31, 2013

	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$731,782	0.42%	33	4.90%
Non-Agency Securities and Linked Transactions (2)	232,163	1.55%	57	19.92%
Total	$963,945	0.69%	39	8.51%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) Includes $124,540 of repurchase agreements on Linked Transactions.

	March 31, 2014		December 31, 2013
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$757,736	0.49%	$388,921	0.67%
31 days to 60 days	346,292	0.57%	453,028	0.49%
61 days to 90 days	279,191	0.62%	111,751	1.00%
Greater than 90 days	14,581	2.05%	10,245	2.10%
Total	$1,397,800	0.55%	$963,945	0.62%

The table above includes $122,007 of repurchase agreements on Linked Transactions at March 31, 2014, and $124,540 of repurchase agreements on Linked Transactions at December 31, 2013

We have 10 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 71.75% of our repurchase agreement borrowings outstanding at March 31, 2014.

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

Repurchase Agreements
$2,500
$2,000
$1,500
$1,000
$500
$0
in millions
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
End of Month Balance

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At March 31, 2014 and December 31, 2013, our total borrowings were approximately $1,275,793 and $839,405 (excluding accrued interest), respectively. As of March 31, 2014 and December 31, 2013, we had a leverage ratio of approximately 7.95:1 and 4.90:1, respectively.

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

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the quarter ended March 31, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.15	$1,799
February 14, 2014	February 27, 2014	$0.15	$1,799
March 17, 2014	March 28, 2014	$0.15	$1,799

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of March 31, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
Fair Value of MBS

We invest in MBS representing interests in or obligations backed by pools of adjustable rate, hybrid adjustable rate and fixed rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify all of our Agency Securities as available for sale securities. All assets that are classified as available for sale securities are carried at fair value with unrealized gains and losses excluded from earnings and reported in net unrealized loss on available for sale securities in the statement of comprehensive income (loss). We classify all of our Non-Agency Securities as trading assets. All assets that are classified as available for trading will be carried at fair value and unrealized gains and losses are included in other income (loss) as a component of the statements of operations.

The fair values for the securities in our MBS portfolio are based on obtaining a valuation for each MBS from third party pricing services, dealer quotes and our estimates as described below. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable. The dealer quotes and our estimates incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable. Below is a description of the processes we use to value our MBS portfolio.

Agency Securities: We obtain pricing data from a third party pricing service for each Agency Security and validate such data by obtaining pricing data from a second third party pricing service. If the difference between pricing data obtained for an Agency Security from the two third party pricing services exceeds a certain threshold, or pricing data is unavailable from the third party pricing services, we obtain valuations from dealers who make markets in similar financial instruments.

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

We review all pricing of our MBS used to ensure that current market conditions are properly reflected.  This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a pricing model.  We classify values obtained from the third party pricing service for similar instruments as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, we classify the security as a Level 2 security.  If neither is available, we determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security.

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

Linked Transactions: The initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “Linked Transaction,” when certain criteria are met. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as Linked Transactions on our balance sheets. Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on our statements of operations and are not included in other comprehensive income (loss). When certain criteria are met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately, as a MBS purchase and repurchase financing.

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

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

Obligations to Return Securities Received as Collateral at Fair Value: At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities as collateral during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

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

Subsequent Events

See Note 16 to the condensed financial statements.

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

GLOSSARY OF TERMS
“Agency Securities” means securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of adjustable rate, hybrid adjustable rate and fixed rate mortgage loans.

"ARMs" means Adjustable Rate Mortgage backed securities

“Basel III” means “calibrated” capital standards for major banking institutions

“Board” means JAVELIN's Board of Directors

"CMBS" means commercial mortgage backed securities

“Code” means the Internal Revenue Code

“CPR” means constant prepayment rate

“Fannie Mae” means the Federal National Mortgage Association

“FCA” means the Financial Conduct Authority

“FDIC” means the Federal Deposit Insurance Corporation

“Fed” means the U.S. Federal Reserve

“FHFA” means the Federal Housing Finance Agency

“FPC” means the Financial Policy Committee

“Freddie Mac” means the Federal Home Loan Mortgage Corporation

“FSA” means the United Kingdom Financial Services Authority

“GAAP” means accounting principles generally accepted in the United States of America

“Ginnie Mae” means the Government National Mortgage Administration

“GSE” means U.S. Government Sponsored Entity. Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

“HAMP” means the Home Affordable Modification Program

“HARP” means the Home Affordable Refinance Program

“ARMOUR” means ARMOUR Residential REIT, Inc.

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between JMI and ARRM whereby ARRM performs certain services for JMI in exchange for a specified fee

“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.

“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.

“Non-Agency Securities” means securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency

"OCC" means the Office of the Comptroller of the Currency

“PRA” means the Prudential Regulation Authority

“QE3” means the Fed's third quantitative easing program

“REIT” means Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.

"Repurchase Program" means the Company's common stock repurchase program

“RMBS” means residential mortgage backed securities

“SEC” means the Securities and Exchange Commission

“SBBC” means Staton Bell Blank Check Company

“Sub-Management Agreement” means a Sub-Management Agreement between JAVELIN, ARRM and SBBC. ARRM is responsible for the payment of a monthly sub-management fee.

“1940 Act” means the Investment Company Act of 1940

“U.S.” means United States

“Wheatley Review” means the results of FSA's review of the process for setting LIBOR interest rate for various currencies and maturities

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. As of March 31, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2014 and December 31, 2013, assuming a static MBS portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of ARRM based on ARRM’s judgment and experience.

As of March 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(4.67)%	0.66%
0.50%	(2.22)%	0.28%
(0.50)%	8.17%	0.25%
(1.00)%	9.16%	0.27%

As of December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.03%	0.98%
0.50%	2.51%	0.13%
(0.50)%	6.37%	0.05%
(1.00)%	8.09%	0.27%

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our MBS portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the tables above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate statement of comprehensive income (loss).

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company is not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014.

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

May 6, 2014	JAVELIN MORTGAGE INVESTMENT CORP.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Distribution Agreement, dated February 7, 2014, by and among the Company, ARMOUR Residential Management LLC and the Agent (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2014).

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