Form 10-Q
period 2014-06-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2014-08-04
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

The number of outstanding shares of the Registrant’s common stock as of August 1, 2014 was 11,999,084.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
TABLE OF CONTENTS

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2014	December 31, 2013
Assets
Cash	$22,397	$41,524
Cash collateral posted to counterparties	462	648
Agency Securities, available for sale, at fair value (including pledged securities of $1,180,339 and $770,172)	1,196,872	801,777
Non-Agency Securities, trading, at fair value (including pledged securities of $155,783 and $143,080)	155,783	143,399
Linked Transactions, net, at fair value (including pledged securities of $126,250 and $140,945)	14,448	16,322
Derivatives, at fair value	25,474	59,703
Accrued interest receivable	3,072	2,336
Prepaid and other assets	475	623
Total Assets	$1,418,983	$1,066,332
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,233,195	$839,405
Cash collateral posted by counterparties	23,766	53,314
Accrued interest payable	819	611
Accounts payable and other accrued expenses	451	1,722
Total Liabilities	$1,258,231	$895,052

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,999 and 11,993 shares issued and outstanding at June 30, 2014 and December 31, 2013	12	12
Additional paid-in capital	244,038	243,951
Accumulated deficit	(90,974)	(69,540)
Accumulated other comprehensive income (loss)	7,676	(3,143)
Total Stockholders’ Equity	$160,752	$171,280
Total Liabilities and Stockholders’ Equity	$1,418,983	$1,066,332

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Income:
Agency Securities, net of amortization of premium	$8,031	$9,336	$16,476	$16,480
Non-Agency Securities, including discount accretion	2,410	1,832	4,712	3,692
Total Interest Income	$10,441	$11,168	$21,188	$20,172
Interest expense	(1,769)	(1,924)	(3,300)	(3,651)
Net interest income	$8,672	$9,244	$17,888	$16,521
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(34)	—	8,776	—
Gain (loss) on Non-Agency Securities	288	(5,635)	1,121	(3,426)
Realized loss on short sale of U.S. Treasury Securities	—	(390)	—	(390)
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	2,950	(2,288)	7,460	(2,288)
Unrealized loss on sale of U.S. Treasury Securities sold short	—	(2,716)	—	(2,716)
Subtotal	$3,204	$(11,029)	$17,357	$(8,820)
Realized loss on derivatives (1)	(3,097)	(1,989)	(6,203)	(2,939)
Unrealized gain (loss) on derivatives	(15,703)	43,181	(35,732)	46,626
Subtotal	$(18,800)	$41,192	$(41,935)	$43,687
Total Other Income (Loss)	$(15,596)	$30,163	$(24,578)	$34,867
Expenses:
Management fee	915	790	1,828	1,352
Professional fees	422	138	1,164	333
Insurance	111	56	220	112
Board compensation	233	67	357	150
Other	171	119	380	226
Total expenses	$1,852	$1,170	$3,949	$2,173
Net income (loss) before taxes	(8,776)	38,237	(10,639)	49,215
Income tax expense	—	—	—	(2)
Net Income (Loss)	$(8,776)	$38,237	$(10,639)	$49,213
Net Income (Loss) per common share:	$(0.73)	$3.56	$(0.89)	$5.39
Weighted average common shares outstanding	11,996	10,731	11,928	9,124
Dividends
Common stock dividends declared	$5,398	$7,935	$10,795	$13,110
Common stock dividends declared per share	$0.45	$0.69	$0.90	$1.38
Common shares of record-end of period	11,999	13,500	11,999	13,500

(1)
Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 10 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income (Loss)	$(8,776)	$38,237	$(10,639)	$49,213
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of Agency Securities	34	—	(8,776)	—
Net unrealized gain (loss) on available for sale Agency Securities	14,297	(77,461)	19,595	(93,301)
Other comprehensive income (loss)	$14,331	$(77,461)	$10,819	$(93,301)
Comprehensive Income (Loss)	$5,555	$(39,224)	$180	$(44,088)

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Par Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	11,993	$12	$243,951	$(69,540)	$(3,143)	$171,280
Common stock dividends declared	—	—	—	(10,795)	—	(10,795)
Stock based board compensation, net of withholding requirements	6	—	87	—	—	87
Net loss	—	—	—	(10,639)	—	(10,639)
Other comprehensive income	—	—	—	—	10,819	10,819
Balance, June 30, 2014	11,999	$12	$244,038	$(90,974)	$7,676	$160,752

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(10,639)	$49,213
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	1,350	2,627
Net change in discount on Non-Agency Securities	(326)	596
Realized gain on sale of Agency Securities	(8,776)	—
(Gain) loss on Non-Agency Securities	(1,121)	3,426
Unrealized net (gain) loss and net interest income from Linked Transactions	(7,460)	2,288
Stock based Board compensation	87	—
Gain on short sale of U.S. Treasury Securities	—	390
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(736)	(2,264)
(Increase) decrease in prepaid and other assets	148	(155)
(Increase) decrease in derivatives, at fair value	34,229	(43,650)
Increase in accrued interest payable	208	27
Increase (decrease) in accounts payable and other accrued expenses	(1,271)	174
Net cash provided by operating activities	$5,693	$12,672
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,161,461)	(858,581)
Purchases of Non-Agency Securities	(12,020)	(33,275)
Cash receipts (disbursements) on Linked Transactions	3,369	(11,015)
Principal repayments of Agency Securities	43,659	43,042
Principal repayments of Non-Agency Securities	7,048	10,246
Proceeds from sales of Agency Securities	740,952	—
Disbursements on reverse repurchase agreements	—	(1,008,393)
Receipts from reverse repurchase agreements	—	771,375
Change in cash collateral, net	(29,362)	(8,798)
Net cash used in investing activities	$(407,815)	$(1,095,399)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	—	113,217
Proceeds from repurchase agreements	4,059,645	5,207,875
Principal repayments on repurchase agreements	(3,665,855)	(4,447,735)
Proceeds from sales of U.S. Treasury Securities	—	304,228
Purchases of U.S. Treasury Securities	—	(70,126)
Common stock dividends paid	(10,795)	(13,110)
Net cash provided by financing activities	$382,995	$1,094,349
Net increase (decrease) in cash	(19,127)	11,622
Cash - beginning of period	41,524	36,316
Cash - end of period	$22,397	$47,938
Supplemental Disclosure:
Cash paid during the period for interest	$8,969	$3,560
Non-Cash Investing and Financing Activities:
Unrealized gain (loss) on investment in available for sale Agency Securities	$19,595	$(93,301)
Linked Transaction value of purchased Non-Agency Securities	$5,965	$—

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements include the accounts of JAVELIN Mortgage Investment Corp. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of MBS (as defined below) and derivative instruments.

Note 2 – Organization and Nature of Business Operations

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

We are an externally managed Maryland corporation formed on June 18, 2012 and managed by ARRM, an investment advisor registered with the SEC (see Note 15, “Related Party Transactions” for additional discussion). We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities.

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

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions) and repurchase agreements on our MBS.

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

Agency Securities

At June 30, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

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

Non-Agency Securities

At June 30, 2014 and December 31, 2013, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on MBS. Accrued interest payable includes interest payable on our repurchase agreements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

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

In addition to the repurchase agreement financing discussed above, we may enter into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2014 or December 31, 2013.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at June 30, 2014 or December 31, 2013.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our condensed consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our condensed consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses do not affect our distributable net taxable income.

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

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Preferred Stock

At June 30, 2014, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At June 30, 2014, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,999 shares of common stock issued and outstanding at June 30, 2014 and 11,993 shares of common stock issued and outstanding at December 31, 2013.

Common Stock Repurchased

On October 30, 2013, we announced that our Board had authorized a stock repurchase program of up to 2,000 shares of our common stock outstanding (the “Repurchase Program”). On March 5, 2014, our Board increased the authorization to 3,000 shares of our common stock outstanding. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued shares. For the six months ended June 30, 2014, we did not repurchase any shares under our Repurchase Program. At June 30, 2014, there were 1,493 remaining shares authorized for repurchase under our Repurchase Program.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Note 4 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, Transfers and Servicing (Topic 860). The amendment changes the accounting for repurchase financing transactions, that is, a transfer of a financial asset financed by a repurchase agreement with the same counterparty. Currently, certain of these transactions are combined and accounted for as a forward contract and reported as "Linked Transactions" on our balance sheets. Under the amendment, these arrangements will no longer be presented as Linked Transactions on our balance sheets but will instead be accounted for as purchases of Non-Agency trading securities and repurchase agreement liabilities.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The amendment also changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. We do not currently have, and do not contemplate having, repurchase-to-maturity transactions.

The accounting changes are effective for the Company beginning on January 1, 2015 and early adoption is prohibited. We currently account for Linked Transactions and Non-Agency Securities all on a fair value basis. Accordingly, we expect the adoption of this amendment will have no effect on our results of operations or our accumulated deficit.

The amendment also requires certain additional disclosures about repurchase agreements beginning in the second quarter of 2015.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At June 30, 2014 and December 31, 2013, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At June 30, 2014 and December 31, 2013, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

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

Obligations to Return Securities Received as Collateral - The fair value of the obligations to return securities received as collateral are based upon the prices of the related U.S. Treasury Securities obtained from a third party pricing service, which are indicative of market activity. Such obligations are classified as Level 1.

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

The following tables provide a summary of our assets that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,196,872	$—	$1,196,872
Non-Agency Securities, trading	$—	$—	$155,783	$155,783
Linked Transactions, net	$—	$—	$14,448	$14,448
Derivatives	$—	$25,474	$—	$25,474

There were no transfers of assets or liabilities between levels of the fair value hierarchy during the quarter and six months ended June 30, 2014.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2014 and December 31, 2013.

	June 30, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$22,397	$22,397	$22,397	$—	$—
Cash collateral posted to counterparties	$462	$462	$—	$462	$—
Accrued interest receivable	$3,072	$3,072	$—	$3,072	$—
Financial Liabilities:
Repurchase agreements	$1,233,195	$1,233,195	$—	$1,233,195	$—
Cash collateral posted by counterparties	$23,766	$23,766	$—	$23,766	$—
Accrued interest payable	$819	$819	$—	$819	$—

	December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$41,524	$41,524	$41,524	$—	$—
Cash collateral posted to counterparties	$648	$648	$—	$648	$—
Accrued interest receivable	$2,336	$2,336	$—	$2,336	$—
Financial Liabilities:
Repurchase agreements	$839,405	$839,405	$—	$839,405	$—
Cash collateral posted by counterparties	$53,314	$53,314	$—	$53,314	$—
Accrued interest payable	$611	$611	$—	$611	$—

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the changes in Level 3 assets measured at fair value on a recurring basis for the quarter and six months ended June 30, 2014 and June 30, 2013.

Non-Agency Securities	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$142,409	$136,752	$143,399	$129,946
Purchase of Non-Agency Securities, at cost	16,735	23,518	17,985	33,275
Principal repayments of Non-Agency Securities	(3,648)	(5,371)	(7,048)	(10,246)
Gain (loss) on Non-Agency Securities	288	(5,635)	1,121	(3,426)
Net change in discount on Non-Agency Securities	(1)	(311)	326	(596)
Balance, end of period	$155,783	$148,953	$155,783	$148,953
Gain (loss) on Non-Agency Securities	$288	$(5,635)	$1,121	$(3,426)

Linked Transactions	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$20,069	$—	$16,322	$—
Linked Transaction value of purchased Non-Agency Securities	(5,965)	—	(5,965)	—
Cash (receipts) disbursements on Linked Transactions	(2,606)	11,015	(3,369)	11,015
Unrealized net gain (loss) and net interest income from Linked Transactions	2,950	(2,288)	7,460	(2,288)
Balance, end of period	$14,448	$8,727	$14,448	$8,727
Gains (losses) on Linked Transactions	$2,950	$(2,288)	$7,460	$(2,288)

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions) include assumptions for underlying loan collateral cumulative default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values (inclusive of Non-Agency Securities underlying Linked Transactions) at June 30, 2014 and December 31, 2013. See Note 8, "Linked Transactions" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions.

June 30, 2014

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	9.05%	30.05%
Loss severity (life)	4.80%	35.16%	73.10%
Discount rate	2.59%	4.70%	6.50%
Delinquency (life)	0.40%	9.52%	38.60%
Voluntary prepayments (life)	7.00%	9.08%	12.70%

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

December 31, 2013

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	6.99%	33.27%
Loss severity (life)	0.00%	31.20%	62.60%
Discount rate	4.01%	5.32%	6.50%
Delinquency (life)	0.00%	9.74%	29.50%
Voluntary prepayments (life)	6.70%	9.74%	14.80%

Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates (life). However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value are reported as part of the statements of comprehensive income. At June 30, 2014, investments in Agency Securities accounted for 88.5% of our MBS portfolio and 80.9% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

We evaluated our Agency Securities with unrealized losses at June 30, 2014, June 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. At June 30, 2014 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment for the quarter and six months ended June 30, 2014 and June 30, 2013. In December 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44,300) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744,600 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

At June 30, 2014, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2014 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.23% at June 30, 2014.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

June 30, 2014

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
Multi-Family MBS	$55,043	$(37)	$839	$55,845	4.70%
15 Year Fixed	1,085,631	(489)	8,115	1,093,257	91.30%
20 Year Fixed	48,522	(1,031)	279	47,770	4.00%
Total Fannie Mae	$1,189,196	$(1,557)	$9,233	$1,196,872	100.00%
Total Agency Securities	$1,189,196	$(1,557)	$9,233	$1,196,872

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

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	57,314	56,944	—	—
Greater than or equal to three years and less than five years	1,059,441	1,051,998	28,279	29,336
Greater than or equal to five years	80,117	80,254	773,498	775,584
Total Agency Securities	$1,196,872	$1,189,196	$801,777	$804,920

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at June 30, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	$5,018	$(37)	$54,139	$(1,520)	$59,157	$(1,557)
December 31, 2013	$—	$—	$57,167	$(3,143)	$57,167	$(3,143)

During the six months ended June 30, 2014, we sold $743,647 of our Agency Securities, to reposition our portfolio, which resulted in realized gains of $8.8 million. We did not have any sales of Agency Securities for the quarter ended June 30, 2014, however, we realized a loss of $(34) due to a settlement adjustment on the Agency Securities sales in the first quarter. During the quarter and six months ended June 30, 2013, we did not sell any Agency Securities.

 Note 7 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value.  Fair value changes are reported in the statements of operations in the period in which they occur.

During the quarter ended June 30, 2014, we completed the purchase of Non-Agency Securities with a fair value of $16,735 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $10,770.

At June 30, 2014, investments in Non-Agency Securities accounted for 11.5% of our MBS portfolio and 19.1% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8,“Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities
June 30, 2014	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$53,761	$53,303	$60,687	5.00%
Prime Hybrid	16,202	14,745	19,840	3.02%
Prime Floater	3,840	3,261	3,250	5.12%
Alt-A Fixed	73,185	69,997	88,469	5.87%
Alt-A Hybrid	8,795	8,231	10,473	2.48%
Total Non-Agency Securities	$155,783	$149,537	$182,719	5.07%

At December 31, 2013, investments in Non-Agency Securities accounted for 15.2% of our total MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8,“Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities
December 31, 2013	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$51,515	$51,922	$57,995	4.96%
Prime Hybrid	17,067	15,705	21,253	3.36%
Prime Floater	2,117	2,001	2,000	5.41%
Alt-A Fixed	63,582	61,554	77,922	5.85%
Alt-A Hybrid	9,118	8,494	11,091	2.59%
Total Non-Agency Securities	$143,399	$139,676	$170,261	5.02%

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Prime/Alt-A Non-Agency Securities at June 30, 2014 and December 31, 2013 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-Agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade at June 30, 2014 and December 31, 2013.

The following table summarizes the weighted average lives of our Non-Agency Securities at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	4,724	4,641	36,581	35,254
Greater than or equal to five years	151,059	144,896	106,818	104,422
Total Non-Agency Securities	$155,783	$149,537	$143,399	$139,676

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at June 30, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	$2,703	$(168)	$5,978	$(328)	$8,681	$(496)
December 31, 2013	$42,096	$(1,089)	$—	$—	$42,096	$(1,089)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2014 and December 31, 2013, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive custody of approximately $50.0 million of U.S. Treasury Securities or receive cash for two years (declining to $30.0 million for a third year) in exchange for pledging certain of our Non-Agency Securities. At June 30, 2014, the $155,783 of Non-Agency Securities on our condensed consolidated balance sheet includes securities pledged under this agreement with a fair value of $47,721. At June 30, 2014, collateral received under this agreement consisted of $22,483 of cash, which is treated as repurchase agreement borrowings on our condensed consolidated balance sheet and $12,153 of U.S. Treasury Securities in our custody which are not reflected on our condensed consolidated balance sheet.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
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

The following tables present information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at June 30, 2014 and December 31, 2013. Our Non-Agency Securities underlying our Linked Transactions represent approximately 8.54% and 13.0% of our overall investment in MBS at June 30, 2014 and December 31, 2013, respectively.

June 30, 2014

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$5,072	1.91%	Prime	$110,846	$109,709	$114,306	3.11%
31 days to 60 days	36,605	1.03%	Alt-A	15,404	14,760	19,190	6.05%
61 days to 90 days	63,752	0.98%	Total	$126,250	$124,469	$133,496	3.47%
Greater than 90 days	6,310	2.03%
Total	$111,739	1.10%

Not included in the tables above is $63 of accrued interest payable from Linked Transactions included in our condensed consolidated balance sheet at June 30, 2014.

December 31, 2013

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$8,177	1.88%	Prime	$112,956	$116,631	$121,571	3.00%
31 days to 60 days	44,974	1.23%	Alt-A	27,989	27,788	35,822	4.71%
61 days to 90 days	71,389	1.09%	Total	$140,945	$144,419	$157,393	3.34%
Greater than 90 days	—	0.00%
Total	$124,540	1.19%

Not included in the tables above is $83 of accrued interest payable from Linked Transactions included in our condensed consolidated balance sheet as of December 31, 2013.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our condensed consolidated statements of operations for the quarter and six months ended June 30, 2014 and June 30, 2013.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
Unrealized Net Gain and Net Interest Income from Linked Transactions	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest income attributable to MBS underlying Linked Transactions	$1,300	$39	$2,869	$39
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	(161)	(915)	(450)	(915)
Change in fair value of Linked Transactions included in earnings	1,811	(1,412)	5,041	(1,412)
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	$2,950	$(2,288)	$7,460	$(2,288)

Note 9 – Repurchase Agreements

At June 30, 2014, we had MRAs with 29 counterparties and had $1,233,195 in outstanding borrowings with 23 of those counterparties. At December 31, 2013, we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases at June 30, 2014 and December 31, 2013.

June 30, 2014	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,126,421	0.34%	39	4.79%
Non-Agency Securities	106,774	1.95%	242	24.46%
Total or Weighted Average	$1,233,195	0.48%	57	6.49%
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

	June 30, 2014		December 31, 2013
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$657,358	0.47%	$380,744	0.67%
31 days to 60 days	288,287	0.39%	408,054	0.49%
61 days to 90 days	165,429	0.46%	40,362	1.00%
Greater than 90 days	122,121	0.81%	10,245	2.10%
Total or Weighted Average	$1,233,195	0.48%	$839,405	0.61%

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We have 10 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 68.50% of our repurchase agreement borrowings outstanding at June 30, 2014.

During the quarter and six months ended June 30, 2014, we did not purchase or sell any U.S. Treasury Securities. During the quarter and six months ended June 30, 2013, we sold short $301,903 of U.S. Treasury Securities and purchased $70,126 resulting in a realized loss of $(390). The outstanding balance resulted in an unrealized loss of $(2,716).

Note 10 – Derivatives

In addition to the Linked Transactions described in Note 8, “Linked Transactions,” we enter into derivative transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments on our Agency Securities which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our balance sheets as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

We have agreements with our swap (including swaption) counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the fair value, notional amount and remaining term of the contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg.

 The following tables present information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

June 30, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	0	0.00%	$—	$—	$—
Interest rate swap contracts	13-24 Months	0	0.00%	—	—	—
Interest rate swap contracts	25-36 Months	0	0.00%	—	—	—
Interest rate swap contract	37-48 Months	43	0.73%	100,000	950	—
Interest rate swap contracts	49-60 Months	0	0.00%	—	—	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	104	1.76%	601,250	20,703	—
Interest rate swap contracts	109-120 Months	112	2.05%	100,000	3,658	—
Interest rate swaptions	60 Months	3	2.73%	750,000	163	—
Total or Weighted Average		52	2.19%	$1,551,250	$25,474	$—

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

December 31, 2013

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	0	0.00%	$—	$—	$—
Interest rate swap contracts	13-24 Months	0	0.00%	—	—	—
Interest rate swap contracts	25-36 Months	0	0.00%	—	—	—
Interest rate swap contracts	37-48 Months	46	0.55%	50,000	801	—
Interest rate swap contracts	49-60 Months	53	0.92%	50,000	532	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	105	1.50%	175,000	15,023	—
Interest rate swap contracts	109-120 Months	112	1.91%	526,250	36,463	—
Interest rate swaptions	60 Months	9	2.73%	750,000	6,884	—
Total or Weighted Average		58	2.19%	$1,551,250	$59,703	$—

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post cash collateral to counterparties or have cash collateral posted by counterparties to us based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying condensed consolidated balance sheet as of June 30, 2014.

June 30, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$25,311	$—	$(23,290)	$2,021
Interest rate swaptions	163	—	—	163
Totals	$25,474	$—	$(23,290)	$2,184

We did not have any derivatives in a liability position on our condensed consolidated balance sheet at June 30, 2014.

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet as of December 31, 2013.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

December 31, 2013		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$52,819	$—	$(52,315)	$504
Interest rate swaptions	6,884	—	—	$6,884
Totals	$59,703	$—	$(52,315)	$7,388

We did not have any derivatives in a liability position on our condensed consolidated balance sheet at December 31, 2013.

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarter and six months ended June 30, 2014 and June 30, 2013.

		Income (Loss) Recognized
		For the Quarter Ended		For the Six Months Ended
Derivatives	Location on condensed consolidated statements of operations	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$263	$204	$503	$317
Interest expense	Realized loss on derivatives	(3,360)	(2,193)	(6,706)	(3,256)
Changes in fair value	Unrealized gain (loss) on derivatives	(13,142)	36,970	(29,011)	40,086
		$(16,239)	$34,981	$(35,214)	$37,147
Interest rate swaptions:
Changes in fair value	Unrealized gain (loss) on derivatives	(2,561)	6,211	(6,721)	6,540
		$(2,561)	$6,211	$(6,721)	$6,540
Totals		$(18,800)	$41,192	$(41,935)	$43,687

Note 11 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 15 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”), which was most recently amended on March 5, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our initial public offering and private placement equity) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. For the quarter and six months ended June 30, 2014, we reimbursed ARRM $95 and $179, respectively, for other expenses incurred on our behalf. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $27 and $37, respectively, for other expenses incurred on our behalf. ARRM is further entitled to receive a termination fee from us under certain circumstances. The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

ARRM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2014 and December 31, 2013.

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

Awards under the Plan

As of June 30, 2014, there were 360 shares available for awards under the Plan. No awards have been made to date.

Directors Fees

In the first quarter of 2014, we began paying to our non-employee directors a fee payable in common stock, or a combination of stock and cash at the option of the director. The number of shares issued is determined by dividing the chosen dollar amount of these fees by the closing market price for our stock at the end of each quarter.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 13 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.15	$1,799
February 14, 2014	February 27, 2014	$0.15	$1,799
March 17, 2014	March 28, 2014	$0.15	$1,799
April 15, 2014	April 29, 2014	$0.15	$1,799
May 15, 2014	May 29, 2014	$0.15	$1,799
June 16, 2014	June 27, 2014	$0.15	$1,800
Total dividends paid			$10,795

Note 14 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarter and six months ended June 30, 2014 and June 30, 2013.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
GAAP net income (loss)	$(8,776)	$38,237	$(10,639)	$49,213
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions	(2,003)	8,359	(5,699)	6,634
Unrealized loss on U.S. Treasury Securities sold short	—	2,716	—	2,716
Realized capital loss on short sale of U.S. Treasury Securities	—	390	—	390
(Gain) loss on sale of Agency Securities	34	—	(8,776)	—
Amortization of deferred hedging gains	146	—	291	—
Net premium amortization differences	(181)	—	(809)	—
Changes in interest rate contracts	15,703	(43,181)	35,732	(46,626)
Other	(6)	—	(5)	2
Estimated taxable income	$4,917	$6,521	$10,095	$12,329

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at June 30, 2014 by approximately $(33,730), or approximately $(2.81) per share (based on the 11,999 shares then outstanding).

We are required and intend to timely distribute substantially all of our taxable REIT income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $5,398 and $10,795 for the quarter and six months ended June 30, 2014. Our estimated taxable REIT income available to pay dividends was $4,917 and $10,095 for the quarter and six months ended June 30, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

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

In accordance with the Management Agreement, we incurred $915 and $1,828, respectively, in management fees to ARRM for the quarter and six months ended June 30, 2014. For the quarter and six months ended June 30, 2013, we incurred $790 and $1,352, respectively, in management fees.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and six months ended June 30, 2014, we reimbursed ARRM $95 and $179, respectively, for other expenses incurred on our behalf. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $27 and $37, respectively, for other expenses incurred on our behalf.

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

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

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

Note 17 – Subsequent Events

On July 30, 2014, a cash dividend of $0.15 per outstanding common share, or $1,800 in the aggregate, was paid to holders of record on July 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of RMBS and mortgage loans. Some of these securities are issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities), while other securities are backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and, together with Agency Securities, MBS). We also may invest in collateralized CMBS and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At June 30, 2014, investments in Agency Securities accounted for 88.5% of our MBS portfolio and 80.9% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At June 30, 2014, investments in Non-Agency Securities accounted for 11.5% of our MBS portfolio and 19.1% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the condensed consolidated financial statements). As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013, investments in Non-Agency Securities accounted for 15.2% of our MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the condensed consolidated financial statements).

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

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code, including meeting certain asset, income and stock ownership tests.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest spread, the market value of our target assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, may affect our business in ways that are difficult to predict. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses.  We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ARRM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs.  Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our target assets purchased at a premium increase, related purchase premium amortization will increase, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	the REIT requirements under the Code; and

•	the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement. All of our executive officers are also employees of ARRM (see Note 15 to the condensed consolidated financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of five years on October 5, 2017 and is thereafter automatically renewed for additional one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1.0 billion, plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ARRM is entitled to receive a monthly management fee regardless of the performance of our MBS portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. For the quarter and six months ended June 30, 2014 we incurred $915 and $1,828, respectively, in management fees to ARRM. For the quarter and six months ended June 30, 2013, we incurred $790 and $1,352, respectively, in management fees.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are responsible for any costs and expenses that ARRM incurs solely on our behalf other than various overhead expenses specified in the terms of the Management Agreement. For the quarter and six months ended June 30, 2014, we reimbursed ARRM $95 and $179, respectively, for other expenses incurred on our behalf. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $27 and $37, respectively, for other expenses incurred on our behalf.

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

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report titled, “Reforming America’s Housing Finance Market” to the U.S. Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the U.S. Government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators. Without U.S. Government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

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

In March 2014, a bipartisan group of U.S. senators led by members of the U.S. Senate Banking Committee announced that they had agreed on a bill to overhaul the nation’s housing finance system and eliminate Fannie Mae and Freddie Mac. The bill would replace Fannie Mae and Freddie Mac with a new federal regulator, called the Federal Mortgage Insurance Corporation, to provide guarantees for government mortgages and regulate the system. As the insurer of last resort, the Federal Mortgage Insurance Corporation would require 10% in private capital reserves. The guarantee, provided for a fee equivalent to 0.1% interest, would not kick in until the private reserves were exhausted. The bill would also set a minimum down payment of 5% for home buyers, except for first-time home buyers, who would instead be required to put down 3.5% for the mortgage to qualify for the guarantee. In May 2014, the U.S. Senate Banking Committee approved the bill. While it is unlikely the bill will be brought to the Senate floor this year, we are unable to predict the effect the passage of this bill could have on our business, results of operations and financial condition.

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

At its January 29, 2014 and March 19, 2014 meetings, the Fed decided to trim its monthly Agency Securities purchases to $30.0 billion for February and March 2014, and $25.0 billion for April 2014, respectively, down from $40.0 billion in 2013. Longer term U.S. Treasury Securities purchases were trimmed at a pace of $35.0 billion for February and March 2014, and $30.0 billion for April 2014, respectively, down from $45.0 billion in 2013. At its most recent meeting on July 30, 2014, the Fed decided to further trim its monthly Agency Securities purchases to $10.0 billion for August 2014, down from $15.0 billion in July 2014 and $20.0 billion in May and June 2014. Longer term U.S. Treasury Securities monthly purchases were also trimmed again to $15.0 billion for August 2014, down from $20.0 billion in July 2014 and $25.0 billion in May and June 2014. These actions were to keep in place the Fed's highly accommodative stance of monetary policy. As part of that policy, the Fed announced at its July 30, 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and curbing inflation to 2%.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to June 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our MBS portfolio. Our net income (loss) for the quarter and six months ended June 30, 2014 was $(8,776) and $(10,639), respectively. Our net income (loss) for the quarter and six months ended June 30, 2013 was $38,237 and $49,213, respectively. The main factors for the difference between the quarter and six months ended 2013 to the corresponding period in 2014, were the changes in value from our derivatives and increased management fees, which were partially offset by gains on the sale of Agency Securities (which gains represent partial recovery of write-downs recorded in the fourth quarter of 2013).

At June 30, 2014 and December 31, 2013, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.22% and 100.01%, respectively, because the average interest rates on these securities are higher than prevailing market rates. At June 30, 2014 and December 31, 2013, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 86.65% and 86.71%, respectively, because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio and Linked Transactions for the quarterly periods presented. See Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
June 30, 2014	2.85%	1.33%	1.52%	0.36%
March 31, 2014	3.36%	1.56%	1.80%	0.39%
December 31, 2013	3.02%	1.39%	1.63%	0.42%
September 30, 2013	2.79%	1.11%	1.68%	0.41%
June 30, 2013	2.76%	0.99%	1.77%	0.42%

Non-Agency Securities (including Linked Transactions):
June 30, 2014	4.37%	2.43%	1.94%	1.69%
March 31, 2014	4.79%	2.10%	2.69%	1.56%
December 31, 2013	4.48%	2.38%	2.10%	1.61%
September 30, 2013	4.40%	2.07%	2.33%	1.59%
June 30, 2013	4.50%	2.39%	2.11%	2.06%

Total portfolio:
June 30, 2014	3.20%	1.50%	1.70%	0.58%
March 31, 2014	3.71%	1.67%	2.04%	0.62%
December 31, 2013	3.33%	1.55%	1.78%	0.62%
September 30, 2013	3.04%	1.21%	1.83%	0.54%
June 30, 2013	2.95%	1.09%	1.86%	0.53%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR for the quarterly periods presented.

Average Principal Repayment Rate Annualized
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014

During the quarter and six months ended June 30, 2014 , we realized losses of $(3,097) and $(6,203), respectively, related to our derivatives. During the quarter and six months ended June 30, 2013, we realized losses of $(1,989) and $(2,939), respectively, related to our derivatives. Our total interest rate swap contracts aggregate notional balance remained $801,250 at June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013, our interest rate swap contracts had a weighted average swap rate of 1.67% and 1.70%, respectively, and a weighted average term of 97 months and 103 months, respectively. Our total interest rate swaptions aggregate notional balance remained $750,000 at June 30, 2014 and December 31, 2013. Our swaptions had an underlying weighted average swap rate of 2.73% and 2.70%, respectively, and a weighted average term of 3 months and 9 months, respectively, at June 30, 2014 and December 31, 2013. Unrealized losses on derivatives totaled $(15,703) and $(35,732), respectively, for the quarter and six months ended June 30, 2014. Unrealized gains on derivatives totaled $43,181 and $46,626 for the quarter and six months ended June 30, 2013. The losses during the quarter and six months ended June 30, 2014 were primarily the result of the decline in the reference interest rates.

Net Interest Income

Our net interest income for the quarter and six months ended June 30, 2014 was $8,672 and $17,888, respectively. Our net interest income for the quarter and six months ended June 30, 2013 was $9,244 and $16,521, respectively. Net interest income reflects any increase to the portfolio during the quarter. At June 30, 2014, our MBS portfolio consisted of $1,196,872 current face amount of Agency Securities and $155,783 current face amount of Non-Agency Securities compared to $801,777 current face amount of Agency Securities and $143,399 current face amount of Non-Agency Securities as of December 31, 2013.

Gains and Losses on Sale of MBS

During the six months ended June 30, 2014, we sold $743,647 of Agency Securities, to reposition our portfolio, which resulted in realized gains of $8.8 million. We did not have any sales of Agency Securities for the quarter ended June 30, 2014, however we realized a loss of $(34) due to a settlement adjustment on the Agency Securities sales in the first quarter. During the quarter and six months ended June 30, 2013, we did not sell any Agency Securities.

Gains and Losses on U.S. Treasury Securities

During the quarter and six months ended June 30, 2014, we did not purchase or sell any U.S. Treasury Securities. During the quarter and six months ended June 30, 2013, we sold short $301,903 of U.S. Treasury Securities and purchased $70,126, resulting in a realized loss of $(390). The outstanding balance resulted in an unrealized loss of $(2,716).

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses at June 30, 2014, June 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment for the quarter and six months ended June 30, 2014 and June 30, 2013. In December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $(44,300) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744,600 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

Expenses

Our total expenses for the quarter and six months ended June 30, 2014, were $1,852 and $3,949, respectively. Our total expenses for the quarter and six months ended June 30, 2013 were $1,170 and $2,173, respectively. Our total management fee expense for the quarter and six months ended June 30, 2014 was $915 and $1,828, respectively, compared to $790 and $1,352 for the quarter and six months ended June 30, 2013. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. Professional fees were $422 and $1,164, respectively, for the quarter and six months ended June 30, 2014, compared to $138 and $333 for the quarter and six months ended June 30, 2013. The increase in professional fees represents legal and advisory expenses associated with potential new financing and investment opportunities and shareholder value activities.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarter and six months ended June 30, 2014 and June 30, 2013.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
GAAP net income (loss)	$(8,776)	$38,237	$(10,639)	$49,213
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions	(2,003)	8,359	(5,699)	6,634
Unrealized loss on U.S. Treasury Securities sold short	—	2,716	—	2,716
Realized capital loss on short sale of U.S. Treasury Securities	—	390	—	390
(Gain) loss on sale of Agency Securities	34	—	(8,776)	—
Amortization of deferred hedging gains	146	—	291	—
Net premium amortization differences	(181)	—	(809)	—
Changes in interest rate contracts	15,703	(43,181)	35,732	(46,626)
Other	(6)	—	(5)	2
Estimated taxable income	$4,917	$6,521	$10,095	$12,329

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at June 30, 2014 by approximately $(33,730), or approximately $(2.81) per share (based on the 11,999 shares then outstanding).

We are required and intend to timely distribute substantially all of our taxable REIT income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $5,398 and $10,795 for the quarter and six months ended June 30, 2014. Our estimated taxable REIT income available to pay dividends was $4,917 and $10,095 for the quarter and six months ended June 30, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 will be available to offset future capital gains realized through 2018 and 2019, respectively.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Comprehensive Income (Loss)

Comprehensive Income (Loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the quarter and six months ended June 30, 2014, other comprehensive income totaled $14,331 and $10,819, respectively. During the quarter and six months ended June 30, 2013, other comprehensive loss totaled $(77,461) and $(93,301), respectively. Comprehensive income (loss) reflects net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities. The gains in 2014 resulted primarily from the reclassification adjustment for the unrealized gains on the sale of Agency Securities.

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

The tables below summarize certain characteristics of our Agency Securities at June 30, 2014 and December 31, 2013.

June 30, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$53,277	$55,845	3.50%	0.00%	117	4.70%
15 Year Fixed	1,042,003	1,093,257	3.21%	4.98%	170	91.30%
20 Year Fixed	45,795	47,770	3.45%	10.75%	207	4.00%
Total or Weighted Average	$1,141,075	$1,196,872	3.23%	5.04%	169	100.00%
(1) Weighted average for all prepayments during the quarter ended June 30, 2014 including prepayments related to Agency Securities purchased or sold during the quarter.

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

Our net interest income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our MBS portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our MBS portfolio and our hedging strategy.

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

The tables below summarize certain characteristics of our Non-Agency Securities (including those underlying Linked Transactions) at June 30, 2014 and December 31, 2013.

June 30, 2014

Asset Type	Principal Amount	Market Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Agency Securities
Prime Fixed	$174,994	$164,607	3.73%	329	55.34%
Prime Hybrid	19,840	16,202	3.02%	270	6.27%
Prime Floater	3,250	3,840	5.12%	343	1.03%
Alt-A Fixed	107,660	88,589	5.90%	278	34.05%
Alt-A Hybrid	10,473	8,795	2.48%	259	3.31%
Total or Weighted Average	$316,217	$282,033	4.35%	308	100.00%

At June 30, 2014, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 19.1% of our total investment in MBS.

During the quarter ended June 30, 2014, we completed the purchase of Non-Agency Securities with a fair value of $16,735 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $10,770.

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

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 23 of which we had done repurchase trades with at June 30, 2014 and 20 of which we had done repurchase trades with as of December 31, 2013. We had outstanding balances under our repurchase agreements of $1,233,195 at June 30, 2014. Our outstanding repurchase agreements balance at December 31, 2013 was $839,405. The increase in our repurchase agreement borrowings is consistent with the increase in our MBS in our securities portfolio.

Derivative Instruments

We generally hedge our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At June 30, 2014, the notional value of our derivatives was 104.89% of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transaction). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At June 30, 2014 and December 31, 2013, we had interest rate swap contracts with an aggregate notional balance of $801,250. At June 30, 2014 and December 31, 2013, we had interest rate swaptions with an aggregate notional balance of $750,000. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarter and six months ended June 30, 2014, we recognized a net loss of $(18,800) and $(41,935), respectively, related to our derivatives. For the quarter and six months ended June 30, 2013, we recognized a net gain of $41,192 and $43,687, respectively, related to our derivatives. The net unrealized gain on Agency Securities for the quarter and six months ended June 30, 2014 was $14,297 and $19,595, respectively. The net unrealized (loss) on Agency Securities for the quarter and six months ended June 30, 2013 was $(77,461) and $(93,301), respectively.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps we previously had. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Liquidity and Capital Resources

At June 30, 2014, we financed our MBS portfolio with $1,233,195 of borrowings under repurchase agreements, plus an additional $111,739 of repurchase agreements underlying linked transactions. Our leverage ratio was 7.67 to 1 at June 30, 2014 (or 8.37 to 1 on an unlinked basis). At June 30, 2014, our liquidity totaled $46,402, consisting of $22,397 of cash plus $24,005 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

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

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the six months ended June 30, 2014, we purchased $1,179,446 of MBS using proceeds from our repurchase agreements, principal repayments and certain Linked Transactions. During the six months ended June 30, 2014, we received cash of $50,707 from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $1,233,195 at June 30, 2014, and we made cash interest payments of approximately $8,969 on our liabilities for the six months ended June 30, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted to counterparties decreased by $186 and we decreased our liability by $29,548 for cash collateral posted by counterparties to us at June 30, 2014.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase and Related Facilities

At June 30, 2014, we had MRAs with 29 counterparties and had $1,233,195 in outstanding borrowings with 23 of those counterparties. As of December 31, 2013, we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements and Linked Transactions at June 30, 2014 and December 31, 2013 (see Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions and Note 9 to the condensed consolidated financial statements for additional discussion of repurchase agreements).

June 30, 2014	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,126,421	0.34%	39	4.79%
Non-Agency Securities and Linked Transactions (2)	218,513	1.51%	154	18.48%
Total	$1,344,934	0.53%	58	7.35%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) Includes $111,739 of repurchase agreements on Linked Transactions.

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
(2) Includes $124,540 of repurchase agreements on Linked Transactions.

	June 30, 2014		December 31, 2013
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$662,430	0.48%	$388,921	0.67%
31 days to 60 days	324,892	0.46%	453,028	0.49%
61 days to 90 days	229,181	0.61%	111,751	1.00%
Greater than 90 days	128,431	0.87%	10,245	2.10%
Total	$1,344,934	0.53%	$963,945	0.62%

The tables above include $111,739 of repurchase agreements on Linked Transactions at June 30, 2014, and $124,540 of repurchase agreements on Linked Transactions at December 31, 2013.

We have 10 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 68.50% of our repurchase agreement borrowings outstanding at June 30, 2014.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50.0 million of U.S. Treasury Securities or cash for two years (declining to $30.0 million for a third year) in exchange for certain of our Non-Agency Securities. At June 30, 2014, the $155,783 of Non-Agency Securities on our condensed consolidated balance sheet includes $47,721 fair value of securities pledged under this agreement. At June 30, 2014, collateral received under this agreement consisted of $22,483 of cash, which is treated as repurchase agreement borrowings on our condensed consolidated balance sheet and $12,153 of U.S. Treasury Securities, which are not reflected on our condensed consolidated balance sheet.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At June 30, 2014 and December 31, 2013, our total borrowings were approximately $1,233,195 and $839,405 (excluding accrued interest), respectively. At June 30, 2014 and December 31, 2013, we had a leverage ratio of approximately 7.67:1 and 4.90:1, respectively.

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

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.15	$1,799
February 14, 2014	February 27, 2014	$0.15	$1,799
March 17, 2014	March 28, 2014	$0.15	$1,799
April 15, 2014	April 29, 2014	$0.15	$1,799
May 15, 2014	May 29, 2014	$0.15	$1,799
June 16, 2014	June 27, 2014	$0.15	$1,800
Total dividends paid			$10,795

Off-Balance Sheet Arrangements

At June 30, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

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

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2014 or December 31, 2013.

Obligations to Return Securities Received as Collateral at Fair Value: At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at June 30, 2014 or December 31, 2013.

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

Inflation

Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our condensed consolidated financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our Board based in part on our taxable REIT income as calculated according to the requirements of the Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Subsequent Events

See Note 17 to the condensed consolidated financial statements.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. At June 30, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2014 and December 31, 2013, assuming a static MBS portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of ARRM based on ARRM’s judgment and experience.

June 30, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(3.13)%	0.40%
0.50%	(1.68)%	0.14%
(0.50)%	6.08%	0.22%
(1.00)%	7.92%	(0.35)%

December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.03%	0.98%
0.50%	2.51%	0.13%
(0.50)%	6.37%	0.05%
(1.00)%	8.09%	0.27%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and its subsidiary are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

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

August 4, 2014	JAVELIN MORTGAGE INVESTMENT CORP.

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