Form 10-Q
period 2014-09-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2014-11-03
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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

The number of outstanding shares of the Registrant’s common stock as of October 31, 2014 was 12,002,705.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
TABLE OF CONTENTS

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2014	December 31, 2013
Assets
Cash	$37,495	$41,524
Cash collateral posted to counterparties	1,939	648
Agency Securities, available for sale, at fair value (including pledged securities of $914,147 and $770,172)	917,156	801,777
Non-Agency Securities, trading, at fair value (including pledged securities of $168,701 and $143,080)	168,701	143,399
Linked Transactions, net, at fair value (including pledged securities of $118,721 and $140,945)	12,571	16,322
Receivable for unsettled sales (including pledged securities of $99,559 in 2014)	102,163	—
Derivatives, at fair value	24,029	59,703
Accrued interest receivable	2,656	2,336
Prepaid and other assets	825	623
Total Assets	$1,267,535	$1,066,332
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,091,000	$839,405
Cash collateral posted by counterparties	20,911	53,314
Accrued interest payable	908	611
Accounts payable and other accrued expenses	453	1,722
Total Liabilities	$1,113,272	$895,052

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 12,003 and 11,993 shares issued and outstanding at September 30, 2014 and December 31, 2013	12	12
Additional paid-in capital	244,083	243,951
Accumulated deficit	(89,802)	(69,540)
Accumulated other comprehensive loss	(30)	(3,143)
Total Stockholders’ Equity	$154,263	$171,280
Total Liabilities and Stockholders’ Equity	$1,267,535	$1,066,332

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Income:
Agency Securities, net of amortization of premium	$7,246	$9,834	$23,722	$26,314
Non-Agency Securities, including discount accretion	2,478	2,105	7,190	5,797
Total Interest Income	$9,724	$11,939	$30,912	$32,111
Interest expense	(1,698)	(2,001)	(4,997)	(5,643)
Net interest income	$8,026	$9,938	$25,915	$26,468
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(845)	(48,554)	7,931	(48,554)
Gain (loss) on Non-Agency Securities	1,571	734	2,692	(2,691)
Realized gain on short sale of U.S. Treasury Securities	—	3,739	—	633
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	1,145	724	8,604	(1,573)
Subtotal	$1,871	$(43,357)	$19,227	$(52,185)
Realized loss on derivatives (1)	(3,131)	(2,673)	(9,334)	(5,612)
Unrealized gain (loss) on derivatives	1,293	269	(34,439)	46,894
Subtotal	$(1,838)	$(2,404)	$(43,773)	$41,282
Total Other Income (Loss)	$33	$(45,761)	$(24,546)	$(10,903)
Expenses:
Management fee	914	988	2,742	2,341
Professional fees	136	139	1,300	472
Insurance	112	57	333	169
Board compensation	179	67	536	217
Other	146	143	525	369
Total expenses	$1,487	$1,394	$5,436	$3,568
Net income (loss) before taxes	6,572	(37,217)	(4,067)	11,997
Income tax expense	—	—	—	(2)
Net Income (Loss)	$6,572	$(37,217)	$(4,067)	$11,995
Net Income (Loss) per common share:	$0.55	$(2.76)	$(0.34)	$1.13
Weighted average common shares outstanding	11,999	13,500	11,996	10,599
Dividends
Common stock dividends declared	$5,400	$9,315	$16,195	$22,425
Common stock dividends declared per share	$0.45	$0.69	$1.35	$2.07
Common shares of record-end of period	12,003	13,500	12,003	13,500

(1)
Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 10 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income (Loss)	$6,572	$(37,217)	$(4,067)	$11,995
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of Agency Securities	845	48,554	(7,931)	48,554
Net unrealized gain (loss) on available for sale Agency Securities	(8,551)	(7,736)	11,044	(101,037)
Other comprehensive income (loss)	$(7,706)	$40,818	$3,113	$(52,483)
Comprehensive Income (Loss)	$(1,134)	$3,601	$(954)	$(40,488)

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Par Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2014	11,993	$12	$243,951	$(69,540)	$(3,143)	$171,280
Common stock dividends declared	—	—	—	(16,195)	—	(16,195)
Stock based board compensation, net of withholding requirements	10	—	132	—	—	132
Net loss	—	—	—	(4,067)	—	(4,067)
Other comprehensive income	—	—	—	—	3,113	3,113
Balance, September 30, 2014	12,003	$12	$244,083	$(89,802)	$(30)	$154,263

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(4,067)	$11,995
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	2,895	4,564
Net change in discount on Non-Agency Securities	(322)	727
Realized (gain) loss on sale of Agency Securities	(7,931)	48,554
(Gain) loss on Non-Agency Securities	(2,692)	2,691
Unrealized net (gain) loss and net interest income from Linked Transactions	(8,604)	1,573
Stock based board compensation	132	—
Gain on short sale of U.S. Treasury Securities	—	(633)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(320)	(810)
Increase in prepaid and other assets	(202)	(3,058)
(Increase) decrease in derivatives, at fair value	35,674	(41,688)
Increase (decrease) in accrued interest payable	297	(132)
Increase (decrease) in accounts payable and other accrued expenses	(1,269)	231
Net cash provided by operating activities	$13,591	$24,014
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,214,850)	(899,127)
Purchases of Non-Agency Securities	(25,897)	(36,332)
Cash receipts (disbursements) on Linked Transactions	5,075	(21,388)
Principal repayments of Agency Securities	78,096	75,637
Principal repayments of Non-Agency Securities	10,889	16,895
Proceeds from sales of Agency Securities	927,361	554,404
Disbursements on reverse repurchase agreements	—	(1,265,400)
Receipts from reverse repurchase agreements	—	1,265,400
Change in cash collateral, net	(33,694)	42,286
Net cash used in investing activities	$(253,020)	$(267,625)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	—	113,188
Proceeds from repurchase agreements	5,822,290	7,331,410
Principal repayments on repurchase agreements	(5,570,695)	(7,182,206)
Proceeds from sales of U.S. Treasury Securities	—	301,512
Purchases of U.S. Treasury Securities	—	(300,879)
Common stock dividends paid	(16,195)	(22,425)
Net cash provided by financing activities	$235,400	$240,600
Net decrease in cash	(4,029)	(3,011)
Cash - beginning of period	41,524	36,316
Cash - end of period	$37,495	$33,305
Supplemental Disclosure:
Cash paid during the period for interest	$14,100	$6,375
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$102,163	$—
Unrealized gain (loss) on investment in available for sale Agency Securities	$11,044	$(101,037)
Linked Transaction value of purchased Non-Agency Securities	$7,280	$—

See notes to condensed consolidated financial statements.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Agency Securities, Available For Sale

At September 30, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

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

Non-Agency Securities, Trading

At September 30, 2014 and December 31, 2013, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Receivables and Payables for Unsettled Sales and Purchases

We account for purchases and sales of securities on the trade date, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price times the outstanding balance of the securities at the balance sheet date.

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

In addition to the repurchase agreement financing discussed above, we may enter into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2014 or December 31, 2013.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at September 30, 2014 or December 31, 2013.

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

Linked Transactions

The initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “Linked Transaction,” when certain criteria are met. Our acquisition of a Non-Agency Security and a related repurchase financing provided by the seller are generally considered to be linked if the initial transfer of and repurchase financing are contractually contingent, or there is a limited secondary market for the purchased security. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as “Linked Transactions” on our balance sheets. Changes in the fair value of the Non-Agency Securities and repurchase liabilities underlying the Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income (loss) from Linked Transactions” on our statements of operations and are not included in other comprehensive income (loss). When the linking criteria are no longer met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately as a MBS purchase and repurchase financing.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Preferred Stock

At September 30, 2014, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At September 30, 2014, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 12,003 shares of common stock issued and outstanding at September 30, 2014 and 11,993 shares of common stock issued and outstanding at December 31, 2013.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the "Repurchase Program") to 3,000 shares of our common stock outstanding. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued shares. For the nine months ended September 30, 2014, we did not repurchase any shares under our Repurchase Program. At September 30, 2014, there were 1,493 remaining shares authorized for repurchase under our Repurchase Program.

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

The amendment also requires certain additional disclosures about repurchase agreements beginning with our second quarter 2015 financial statements.

Note 5 – Fair Value of Financial Instruments

Our valuation techniques for financial instruments use observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The ASC Topic No. 820 “Fair Value Measurement,” classifies these inputs into the following hierarchy:

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

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value and is classified as Level 1. Cash balances posted by us to counterparties or posted by counterparties to us as collateral are classified as Level 2 because they are integrally related to the Company's repurchase financing and interest rate swap agreements, which are classified as Level 2.

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At September 30, 2014 and December 31, 2013, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At September 30, 2014 and December 31, 2013, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

Receivables and Payables for Unsettled Sales and Purchases- The carrying amount is generally deemed to be fair value because of the relatively short time to settlement. Such receivables and payables are classified as Level 2 because they are effectively secured by the related securities and could potentially be subject to counterparty credit considerations.

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

The following tables provide a summary of our assets that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$917,156	$—	$917,156
Non-Agency Securities, trading	$—	$—	$168,701	$168,701
Linked Transactions, net	$—	$—	$12,571	$12,571
Derivatives	$—	$24,029	$—	$24,029

There were no transfers of assets or liabilities between levels of the fair value hierarchy during the quarter and nine months ended September 30, 2014.

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at September 30, 2014 and December 31, 2013.

	September 30, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$37,495	$37,495	$37,495	$—	$—
Cash collateral posted to counterparties	$1,939	$1,939	$—	$1,939	$—
Receivable for unsettled sales	$102,163	$102,163	$—	$102,163	$—
Accrued interest receivable	$2,656	$2,656	$—	$2,656	$—
Financial Liabilities:
Repurchase agreements	$1,091,000	$1,091,000	$—	$1,091,000	$—
Cash collateral posted by counterparties	$20,911	$20,911	$—	$20,911	$—
Accrued interest payable	$908	$908	$—	$908	$—

	December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$41,524	$41,524	$41,524	$—	$—
Cash collateral posted to counterparties	$648	$648	$—	$648	$—
Accrued interest receivable	$2,336	$2,336	$—	$2,336	$—
Financial Liabilities:
Repurchase agreements	$839,405	$839,405	$—	$839,405	$—
Cash collateral posted by counterparties	$53,314	$53,314	$—	$53,314	$—
Accrued interest payable	$611	$611	$—	$611	$—

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the changes in Level 3 assets measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2014 and September 30, 2013.

Non-Agency Securities	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$155,783	$148,953	$143,399	$129,946
Purchase of Non-Agency Securities, at cost	15,192	3,056	33,177	36,332
Principal repayments of Non-Agency Securities	(3,840)	(6,649)	(10,889)	(16,895)
Gain (loss) on Non-Agency Securities	1,571	735	2,692	(2,691)
Net change in discount on Non-Agency Securities	(5)	(130)	322	(727)
Balance, end of period	$168,701	$145,965	$168,701	$145,965
Gain (loss) on Non-Agency Securities	$1,571	$735	$2,692	$(2,691)

Linked Transactions	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$14,448	$8,727	$16,322	$—
Linked Transaction value of purchased Non-Agency Securities	(1,315)	—	(7,280)	—
Cash (receipts) disbursements on Linked Transactions	(1,706)	10,364	(5,075)	21,388
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	1,144	724	8,604	(1,573)
Balance, end of period	$12,571	$19,815	$12,571	$19,815
Gain (loss) on Linked Transactions	$1,144	$724	$8,604	$(1,573)

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions) include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values (inclusive of Non-Agency Securities underlying Linked Transactions) at September 30, 2014 and December 31, 2013. See Note 8, "Linked Transactions" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions.

September 30, 2014

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	9.06%	45.01%
Loss severity (life)	0.00%	37.66%	70.00%
Discount rate	3.45%	4.65%	6.50%
Delinquency (life)	0.00%	8.70%	44.10%
Voluntary prepayments (life)	4.60%	7.85%	17.50%

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

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value are reported as part of the statements of comprehensive income. At September 30, 2014, investments in Agency Securities accounted for 84.5% of our MBS portfolio and 76.1% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

We evaluated our Agency Securities with unrealized losses at September 30, 2014, September 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. At September 30, 2014, September 30, 2013 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment for the quarter and nine months ended September 30, 2014 and September 30, 2013. In December 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44,300) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with an aggregate fair value of $744,600 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

At September 30, 2014, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at September 30, 2014 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.29% at September 30, 2014.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

September 30, 2014

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
Multi-Family MBS	$54,898	$(44)	$592	$55,446	6.00%
15 Year Fixed	814,955	(476)	748	815,227	88.90%
20 Year Fixed	47,333	(1,071)	221	46,483	5.10%
Total Fannie Mae	$917,186	$(1,591)	$1,561	$917,156	100.00%
Total Agency Securities	$917,186	$(1,591)	$1,561	$917,156

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

The following table summarizes the weighted average lives of our Agency Securities at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	837,732	837,348	28,279	29,336
Greater than or equal to five years	79,424	79,838	773,498	775,584
Total Agency Securities	$917,156	$917,186	$801,777	$804,920

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at September 30, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014	$279,590	$(520)	$28,135	$(1,071)	$307,725	$(1,591)
December 31, 2013	$—	$—	$57,167	$(3,143)	$57,167	$(3,143)

During the quarter and nine months ended September 30, 2014, we sold $288,572 and $1,032,219 of our Agency Securities, to reposition our portfolio, which resulted in realized (losses) gains of $(845) and $7,931. During the quarter and nine months ended September 30, 2013, we sold $554,404 of Agency Securities, resulting in a realized loss of $(48,554).

 Note 7 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value.  Fair value changes are reported in the statements of operations in the period in which they occur.

During the nine months ended September 30, 2014, we completed the purchase of Non-Agency Securities with a fair value of $22,322 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $15,042.

At September 30, 2014, investments in Non-Agency Securities accounted for 15.5% of our MBS portfolio and 23.9% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8,“Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions).

	Non-Agency Securities
September 30, 2014	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$52,717	$52,027	$59,690	4.99%
Prime Hybrid	16,310	14,367	19,195	2.31%
Prime Floater	13,066	12,867	13,250	3.94%
Alt-A Fixed	78,042	73,206	91,899	5.86%
Alt-A Hybrid	8,566	8,050	10,166	2.50%
Total Non-Agency Securities	$168,701	$160,517	$194,200	4.92%

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

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Prime/Alt-A Non-Agency Securities at September 30, 2014 and December 31, 2013 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-Agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade at September 30, 2014 and December 31, 2013.

The following table summarizes the weighted average lives of our Non-Agency Securities at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	4,604	4,520	36,581	35,254
Greater than or equal to five years	164,097	155,997	106,818	104,422
Total Non-Agency Securities	$168,701	$160,517	$143,399	$139,676

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at September 30, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014	$12,174	$(267)	$5,907	$(330)	$18,081	$(597)
December 31, 2013	$42,096	$(1,089)	$—	$—	$42,096	$(1,089)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2014 and December 31, 2013, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive custody of approximately $50.0 million of U.S. Treasury Securities or receive cash for two years (declining to $30.0 million for a third year) in exchange for pledging certain of our Non-Agency Securities. At September 30, 2014, the $168,701 of Non-Agency Securities on our condensed consolidated balance sheet includes securities pledged under this agreement with a fair value of $65,201. At September 30, 2014, collateral received under this agreement consisted of $22,483 of cash, which is treated as repurchase agreement borrowings on our condensed consolidated balance sheet and $27,142 of U.S. Treasury Securities in our custody which are not reflected on our condensed consolidated balance sheet.

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

The following tables present information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at September 30, 2014 and December 31, 2013. Our Non-Agency Securities underlying our Linked Transactions represent approximately 9.86% and 13.0% of our overall investment in MBS at September 30, 2014 and December 31, 2013, respectively.

September 30, 2014

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$694	1.50%	Prime	$109,411	$107,852	$112,308	3.11%
31 days to 60 days	36,477	1.05%	Alt-A	9,310	9,006	12,595	6.22%
61 days to 90 days	68,916	1.07%	Total	$118,721	$116,858	$124,903	3.35%
Greater than 90 days	—	0.00%
Total	$106,087	1.07%

Not included in the tables above is $63 of accrued interest payable from Linked Transactions included in our condensed consolidated balance sheet at September 30, 2014.

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

The following table presents certain information about the components of the unrealized net gains and (losses) and net interest income (loss) from Linked Transactions included in our condensed consolidated statements of operations for the quarter and nine months ended September 30, 2014 and September 30, 2013.

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
Unrealized Net Gain (Loss) and Net Interest Income (Loss) from Linked Transactions	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income attributable to MBS underlying Linked Transactions	$1,182	$854	$4,051	$893
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	(229)	(170)	(680)	(179)
Change in fair value of Linked Transactions included in earnings	192	40	5,233	(2,287)
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	$1,145	$724	$8,604	$(1,573)

Note 9 – Repurchase Agreements

At September 30, 2014, we had MRAs with 29 counterparties and had $1,091,000 in outstanding borrowings with 21 of those counterparties. At December 31, 2013, we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases at September 30, 2014 and December 31, 2013.

September 30, 2014	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$972,458	0.35%	31	4.84%
Non-Agency Securities	118,542	1.57%	199	23.32%
Total or Weighted Average	$1,091,000	0.48%	50	8.11%
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

	September 30, 2014		December 31, 2013
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$606,058	0.41%	$380,744	0.67%
31 days to 60 days	303,426	0.41%	408,054	0.49%
61 days to 90 days	159,033	0.65%	40,362	1.00%
Greater than 90 days	22,483	2.15%	10,245	2.10%
Total or Weighted Average	$1,091,000	0.48%	$839,405	0.61%

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We have 10 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 69.13% of our repurchase agreement borrowings outstanding at September 30, 2014.

During the quarter and nine months ended September 30, 2014, we did not purchase or sell any U.S. Treasury Securities. During the nine months ended September 30, 2013, we sold short $301,512 of U.S. Treasury Securities acquired under reverse repurchase agreements. We had purchases of $230,753 and $300,879 resulting in a realized gains of $3,739 and $633, respectively, for the quarter and nine months ended September 30, 2013. During the quarter ended September 30, 2013, we did not sell any U.S. Treasury Securities.

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

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest on the fixed leg and interest rate index on the floating leg.

 The following tables present information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

September 30, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	0	0.00%	$—	$—	$—
Interest rate swap contracts	13-24 Months	0	0.00%	—	—	—
Interest rate swap contracts	25-36 Months	0	0.00%	—	—	—
Interest rate swap contract	37-48 Months	40	0.73%	100,000	1,322	—
Interest rate swap contracts	49-60 Months	0	0.00%	—	—	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	101	1.76%	601,250	19,380	—
Interest rate swap contracts	109-120 Months	109	2.05%	100,000	3,327	—
Interest rate swaptions	60 Months	0	2.73%	750,000	—	—
Total or Weighted Average		49	2.19%	$1,551,250	$24,029	$—

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

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

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying condensed consolidated balance sheet as of September 30, 2014.

September 30, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$24,029	$—	$(20,211)	$3,818
Interest rate swaptions	—	—	—	—
Totals	$24,029	$—	$(20,211)	$3,818

We did not have any derivatives in a liability position on our condensed consolidated balance sheet at September 30, 2014.

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

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2014 and September 30, 2013.

		Income (Loss) Recognized
		For the Quarter Ended		For the Nine Months Ended
Derivatives	Location on condensed consolidated statements of operations	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$265	$212	$768	$530
Interest expense	Realized loss on derivatives	(3,396)	(2,885)	(10,102)	(6,142)
Changes in fair value	Unrealized gain (loss) on derivatives	1,456	572	(27,555)	40,657
		$(1,675)	$(2,101)	$(36,889)	$35,045
Interest rate swaptions:
Changes in fair value	Unrealized gain (loss) on derivatives	(163)	(303)	(6,884)	6,237
		$(163)	$(303)	$(6,884)	$6,237
Totals		$(1,838)	$(2,404)	$(43,773)	$41,282

Note 11 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 15 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”), which was most recently amended on March 5, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our initial public offering and private placement equity) up to $1 billion plus (b) 1.0% of gross equity raised in excess of $1 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. For the quarter and nine months ended September 30, 2014, we reimbursed ARRM $67 and $247, respectively, for other expenses incurred on our behalf. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $38 and $76, respectively, for other expenses incurred on our

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

behalf. ARRM is further entitled to receive a termination fee from us under certain circumstances. The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ARRM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2014 and December 31, 2013.

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

Awards under the Plan

As of September 30, 2014, there were 360 shares available for awards under the Plan. No awards have been made to date.

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

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 13 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.15	$1,799
February 14, 2014	February 27, 2014	$0.15	$1,799
March 17, 2014	March 28, 2014	$0.15	$1,799
April 15, 2014	April 29, 2014	$0.15	$1,799
May 15, 2014	May 29, 2014	$0.15	$1,799
June 16, 2014	June 27, 2014	$0.15	$1,800
July 15, 2014	July 30, 2014	$0.15	$1,800
August 15, 2014	August 29, 2014	$0.15	$1,800
September 15, 2014	September 29, 2014	$0.15	$1,800
Total dividends paid			$16,195

Note 14 – Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarter and nine months ended September 30, 2014 and September 30, 2013.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
GAAP net income (loss)	$6,572	$(37,217)	$(4,067)	$11,995
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions	(1,533)	(70)	(7,232)	6,564
Net capital losses carried forward	—	44,816	—	47,921
(Gain) loss on sale of Agency Securities	845	—	(7,931)	—
Amortization of deferred hedging gains	148	—	439	—
Net premium amortization differences	—	—	(809)	—
Changes in interest rate contracts	(1,293)	(269)	34,439	(46,894)
Other	(73)	—	(78)	2
Estimated taxable income	$4,666	$7,260	$14,761	$19,588

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract.

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at September 30, 2014 by approximately $28,775, or approximately $2.40 per share (based on the 12,003 shares then outstanding).

We are required and intend to timely distribute substantially all of our taxable REIT income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $5,400 and $16,195 for the quarter and nine months ended September 30, 2014. Our estimated taxable REIT income available to pay dividends was $4,666 and $14,761 for the quarter and

JAVELIN MORTGAGE INVESTMENT CORP. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

nine months ended September 30, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

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

In accordance with the Management Agreement, we incurred $914 and $2,742, respectively, in management fees to ARRM for the quarter and nine months ended September 30, 2014. For the quarter and nine months ended September 30, 2013, we incurred $988 and $2,341, respectively, in management fees.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and nine months ended September 30, 2014, we reimbursed ARRM $67 and $247, respectively, for other expenses incurred on our behalf. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $38 and $76, respectively, for other expenses incurred on our behalf.

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

Note 17 – Subsequent Events

On October 30, 2014, a cash dividend of $0.15 per outstanding common share, or $1,800 in the aggregate, was paid to holders of record on October 15, 2014.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of RMBS and mortgage loans. Some of these securities are issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities), while other securities are backed by residential and/or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and, together with Agency Securities, MBS). We also may invest in collateralized CMBS and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At September 30, 2014, investments in Agency Securities accounted for 84.5% of our MBS portfolio and 76.1% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At September 30, 2014, investments in Non-Agency Securities accounted for 15.5% of our MBS portfolio and 23.9% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the condensed consolidated financial statements). As of December 31, 2013, investments in Agency Securities accounted for 84.8% of our MBS portfolio and 73.8% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. As of December 31, 2013, investments in Non-Agency Securities accounted for 15.2% of our MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the condensed consolidated financial statements).

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

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1.0 billion, plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ARRM is entitled to receive a monthly management fee regardless of the performance of our MBS portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. For the quarter and nine months ended September 30, 2014, we incurred $914 and $2,742, respectively, in management fees to ARRM. For the quarter and nine months ended September 30, 2013, we incurred $988 and $2,341, respectively, in management fees.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are responsible for any costs and expenses that ARRM incurs solely on our behalf other than various overhead expenses specified in the terms of the Management Agreement. For the quarter and nine months ended September 30, 2014, we reimbursed ARRM $67 and $247, respectively, for other expenses incurred on our behalf. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $38 and $76, respectively, for other expenses incurred on our behalf.

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

U.S. Government Mortgage Related Securities Market Intervention

In December 2013, the Fed announced the first of a series of reductions in the level of its purchases of Agency and long term U.S. Treasury Securities. The table below shows these announcements. Reduced purchase levels by the Fed may result in lower overall demand and therefore lower prices for Agency Securities. Lower Agency Securities prices will reduce our book value and the amounts that we can borrow under repurchase agreements. The Fed announced at its October 29, 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and inflation of 2%.

Fed Meeting Date	Agency Securities (in billions)	Longer term U.S. Treasury Securities (in billions)
December 18, 2013	$35.0	$40.0
January 29, 2014	$30.0	$35.0
March 19, 2014	$25.0	$30.0
April 30, 2014	$20.0	$25.0
June 18, 2014	$15.0	$20.0
July 30, 2014	$10.0	$15.0
September 17, 2014	$5.0	$10.0
October 29, 2014	$—	$—

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published Basel III. Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the Group of Twenty Finance Ministers and Central Bank Governors in November 2010 and are subject to individual adoption by member nations, including the U.S. The U.S. has adopted rules that implement certain elements of the Basel III reforms in the U.S.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to September 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our MBS portfolio. Our net income (loss) for the quarter and nine months ended September 30, 2014 was $6,572 and $(4,067), respectively. Our net (loss) income for the quarter and nine months ended September 30, 2013 was $(37,217) and $11,995, respectively. The main factor for the difference between the periods in 2013 to the corresponding periods in 2014, were the changes in value from our derivatives.

At September 30, 2014 and December 31, 2013, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.43% and 100.01%, respectively, because the average interest rates on these securities are higher than prevailing market rates. At September 30, 2014 and December 31, 2013, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 86.92% and 86.71%, respectively, because the average interest rates on these securities are lower than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio and Linked Transactions for the quarterly periods presented. See Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
September 30, 2014	2.73%	1.37%	1.36%	0.36%
June 30, 2014	2.85%	1.33%	1.52%	0.36%
March 31, 2014	3.36%	1.56%	1.80%	0.39%
December 31, 2013	3.02%	1.39%	1.63%	0.42%
September 30, 2013	2.79%	1.11%	1.68%	0.41%

Non-Agency Securities (including Linked Transactions):
September 30, 2014	4.72%	2.58%	2.14%	1.86%
June 30, 2014	4.37%	2.43%	1.94%	1.69%
March 31, 2014	4.79%	2.10%	2.69%	1.56%
December 31, 2013	4.48%	2.38%	2.10%	1.61%
September 30, 2013	4.40%	2.07%	2.33%	1.59%

Total portfolio:
September 30, 2014	3.18%	1.56%	1.62%	0.60%
June 30, 2014	3.20%	1.50%	1.70%	0.58%
March 31, 2014	3.71%	1.67%	2.04%	0.62%
December 31, 2013	3.33%	1.55%	1.78%	0.62%
September 30, 2013	3.04%	1.21%	1.83%	0.54%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
Average Principal Prepayment Rate Annualized
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
10 Year Treasury Rate
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
Average Principal Prepayment Rate Annualized
10 Year Treasury Rate

During the quarter and nine months ended September 30, 2014 , we realized losses of $(3,131) and $(9,334), respectively, related to our derivatives. During the quarter and nine months ended September 30, 2013, we realized losses of $(2,673) and $(5,612), respectively, related to our derivatives. Our total interest rate swap contracts aggregate notional balance remained $801,250 at September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, our interest rate swap contracts had a weighted average swap rate of 1.67% and 1.70%, respectively, and a weighted average term of 94 months and 103 months, respectively. Our total interest rate swaptions aggregate notional balance remained $750,000 at September 30, 2014 and December 31, 2013. Our swaptions had an underlying weighted average swap rate of 2.73% and 2.70%, respectively, and a weighted average term of 0 and 9 months, respectively, at September 30, 2014 and December 31, 2013. Unrealized gains (losses) on derivatives totaled $1,293 and $(34,439), respectively, for the quarter and nine months ended September 30, 2014. Unrealized gains on derivatives totaled $269 and $46,894 for the quarter and nine months ended September 30, 2013. Unrealized gains and losses on derivatives are driven largely by changes in reference interest rates. The bellwether 10 year treasury rates shown above is generally representative of historical interest rate trends, however the various specific reference interest rates underlying our derivatives may exhibit larger or smaller movements from time to time.

Net Interest Income

Our net interest income for the quarter and nine months ended September 30, 2014 was $8,026 and $25,915, respectively. Our net interest income for the quarter and nine months ended September 30, 2013 was $9,938 and $26,468, respectively. At September 30, 2014, our MBS portfolio consisted of $917,156 current face amount of Agency Securities and $168,701 current face amount of Non-Agency Securities compared to $801,777 current face amount of Agency Securities and $143,399 current face amount of Non-Agency Securities as of December 31, 2013.

Gains and Losses on Sale of MBS

During the quarter and nine months ended September 30, 2014, we sold $288,572 and $1,032,219 of our Agency Securities, to reposition our portfolio, which resulted in realized (losses) gains of $(845) and $7,931. The gains on sales in the first quarter of 2014 represent partial recoveries of other than temporary impairments recognized on December 31, 2013, as described below. During the quarter and nine months ended September 30, 2013, we sold $554,404 of Agency Securities resulting in a realized loss of $(48,554).

Gains and Losses on U.S. Treasury Securities

During the quarter and nine months ended September 30, 2014, we did not purchase or sell any U.S. Treasury Securities. During the nine months ended September 30, 2013, we sold short $301,512 of U.S. Treasury Securities acquired under reverse repurchase agreements. We had purchases of $230,753 and $300,879 resulting in a realized gains of $3,739 and $633, respectively, for the quarter and nine months ended September 30, 2013. During the quarter ended September 30, 2013, we did not sell any U.S. Treasury Securities.

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses at September 30, 2014, September 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment for the quarter and nine months ended September 30, 2014 and September 30, 2013. In December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $(44,300) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744,600 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

Expenses

Our total expenses for the quarter and nine months ended September 30, 2014, were $1,487 and $5,436, respectively. Our total expenses for the quarter and nine months ended September 30, 2013 were $1,394 and $3,568, respectively. Our total management fee expense for the quarter and nine months ended September 30, 2014 was $914 and $2,742, respectively, compared to $988 and $2,341 for the quarter and nine months ended September 30, 2013. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. Professional fees were $136 and $1,300, respectively, for the quarter and nine months ended September 30, 2014, compared to $139 and $472 for the quarter and nine months ended September 30, 2013. The increase in professional fees for the nine months ended September 30, 2014 represents legal and advisory expenses associated with potential new financing and investment opportunities and shareholder value activities.

Taxable Income

See Note 14 to the condensed consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive Income (Loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the quarter and nine months ended September 30, 2014, other comprehensive (loss) income totaled $(7,706) and $3,113, respectively. During the quarter and nine months ended September 30, 2013, other comprehensive income (loss) totaled $40,818 and $(52,483), respectively. Comprehensive income (loss) reflects net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities. The 2014 other comprehensive income amounts reflect recoveries from the closing 2013 price levels in the first half of 2014 followed by declines in the third quarter.

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

The tables below summarize certain characteristics of our Agency Securities at September 30, 2014 and December 31, 2013.

September 30, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$53,136	$55,446	3.50%	0.00%	114	6.05%
15 Year Fixed	780,450	815,227	3.27%	6.11%	167	88.86%
20 Year Fixed	44,673	46,483	3.44%	4.45%	223	5.09%
Total or Weighted Average	$878,259	$917,156	3.29%	5.66%	167	100.00%
(1) Weighted average for all prepayments during the quarter ended September 30, 2014 including prepayments related to Agency Securities purchased or sold during the quarter.

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

The tables below summarize certain characteristics of our Non-Agency Securities (including those underlying Linked Transactions) at September 30, 2014 and December 31, 2013.

September 30, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$171,998	$162,127	3.72%	327	53.90%
Prime Hybrid	19,195	16,311	2.31%	267	6.00%
Prime Floater	13,250	13,066	3.94%	346	4.20%
Alt-A Fixed	104,494	87,352	5.90%	275	32.70%
Alt-A Hybrid	10,166	8,566	2.50%	256	3.20%
Total or Weighted Average	$319,103	$287,422	4.28%	306	100.00%

At September 30, 2014, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 23.9% of our total investment in MBS.

During the nine months ended September 30, 2014, we completed the purchase of Non-Agency Securities with a fair value of $22,322 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $15,042.

December 31, 2013

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$179,566	$164,471	3.77%	335	54.80%
Prime Hybrid	21,253	17,066	3.36%	276	6.50%
Prime Floater	2,000	2,117	5.41%	348	0.61%
Alt-A Fixed	113,744	91,572	5.90%	283	34.71%
Alt-A Hybrid	11,090	9,118	2.59%	265	3.38%
Total or Weighted Average	$327,653	$284,344	4.41%	313	100.00%

As of December 31, 2013, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represents 26.2% of our total investment in MBS.

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 21 of which we had done repurchase trades with at September 30, 2014 and 20 of which we had done repurchase trades with as of December 31, 2013. We had outstanding balances under our repurchase agreements of $1,091,000 at September 30, 2014. Our outstanding repurchase agreements balance at December 31, 2013 was $839,405. The increase in our repurchase agreement borrowings is consistent with the increase in our MBS in our securities portfolio.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. We also consider other metrics, including the effective duration of our derivatives, to manage our interest rate risk. At September 30, 2014, the notional value of our derivatives was 132.97% of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transaction). The September 30, 2014 balance includes $750,000 notional amount of swaptions that expired unexercised in early October 2014. Excluding these swaptions, this percentage was 68.68% at September 30, 2014. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At September 30, 2014 and December 31, 2013, we had interest rate swap contracts with an aggregate notional balance of $801,250. At September 30, 2014 and December 31, 2013, we had interest rate swaptions with an aggregate notional balance of $750,000, which expired unexcersised in early October 2014. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

For the quarter and nine months ended September 30, 2014, we recognized net losses of $(1,838) and $(43,773), respectively, related to our derivatives. For the quarter and nine months ended September 30, 2013, we recognized net (losses) gains of $(2,404) and $41,282, respectively, related to our derivatives. The net unrealized (losses) gains on Agency Securities for the quarter and nine months ended September 30, 2014 were $(8,551) and $11,044, respectively. The net unrealized losses on Agency Securities for the quarter and nine months ended September 30, 2013 were $(7,736) and $(101,037), respectively. We structure our derivatives portfolio to offset changes in asset prices related to general increases or decreases in interest rates. This strategy will be less effective at offsetting price changes due to the relative movement of interest rates along the yield curve. Our derivatives portfolio is not designed to mitigate asset price changes due to movements in mortgage interest rates relative to broader benchmark rates.

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

Liquidity and Capital Resources

At September 30, 2014, we financed our MBS portfolio with $1,091,000 of borrowings under repurchase agreements, plus an additional $106,087 of repurchase agreements underlying linked transactions. Our leverage ratio was 7.07 to 1 at September 30, 2014 (or 7.76 to 1 on an unlinked basis). At September 30, 2014, our liquidity totaled $47,655, consisting of $37,495 of cash plus $10,160 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

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

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the nine months ended September 30, 2014, we purchased $1,248,027 of MBS using proceeds from our repurchase agreements, principal repayments and certain Linked Transactions. During the nine months ended September 30, 2014, we received cash of $88,985 from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $1,091,000 at September 30, 2014, and we made cash interest payments of approximately $14,100 on our liabilities for the nine months ended September 30, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted to counterparties increased by $1,291 and we decreased our liability by $32,403 for cash collateral posted by counterparties to us at September 30, 2014.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase and Related Facilities

At September 30, 2014, we had MRAs with 29 counterparties and had $1,091,000 in outstanding borrowings with 21 of those counterparties. As of December 31, 2013, we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements and Linked Transactions at September 30, 2014 and December 31, 2013 (see Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions and Note 9 to the condensed consolidated financial statements for additional discussion of repurchase agreements).

September 30, 2014	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$972,458	0.35%	31	4.84%
Non-Agency Securities and Linked Transactions (2)	224,629	1.33%	138	19.03%
Total	$1,197,087	0.53%	51	8.37%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) Includes $106,087 of repurchase agreements on Linked Transactions.

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
(2) Includes $124,540 of repurchase agreements on Linked Transactions.

	September 30, 2014		December 31, 2013
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$606,752	0.41%	$388,921	0.67%
31 days to 60 days	339,903	0.48%	453,028	0.49%
61 days to 90 days	227,949	0.78%	111,751	1.00%
Greater than 90 days	22,483	2.15%	10,245	2.10%
Total	$1,197,087	0.53%	$963,945	0.62%

The table above includes $106,087 of repurchase agreements on Linked Transactions at September 30, 2014, and $124,540 of repurchase agreements on Linked Transactions at December 31, 2013.

We have 10 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 69.13% of our repurchase agreement borrowings outstanding at September 30, 2014.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50.0 million of U.S. Treasury Securities or cash for two years (declining to $30.0 million for a third year) in exchange for certain of our Non-Agency Securities. At September 30, 2014, the $168,701 of Non-Agency Securities on our condensed consolidated balance sheet includes $65,201 fair value of securities pledged under this agreement. At September 30, 2014, collateral received under this agreement consisted of $22,483 of cash, which is treated as repurchase agreement borrowings on our condensed consolidated balance sheet and $27,142 of U.S. Treasury Securities, which are not reflected on our condensed consolidated balance sheet.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At September 30, 2014 and December 31, 2013, our total borrowings were approximately $1,091,000 and $839,405 (excluding accrued interest), respectively. At September 30, 2014 and December 31, 2013, we had a leverage ratio of approximately 7.07:1 and 4.90:1, respectively.

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

Stockholders’ Equity

See Note 13 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At September 30, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the condensed consolidated financial statements.

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

“Freddie Mac” means the Federal Home Loan Mortgage Corporation

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

“SBBC” means Staton Bell Blank Check LLC

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. At September 30, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2014 and December 31, 2013, assuming a static MBS portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of ARRM based on ARRM’s judgment and experience.

September 30, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(0.86)%	1.12%
0.50%	(0.47)%	0.28%
(0.50)%	7.32%	(0.11)%
(1.00)%	9.24%	(0.78)%

December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.03%	0.98%
0.50%	2.51%	0.13%
(0.50)%	6.37%	0.05%
(1.00)%	8.09%	0.27%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 28, 2014, our Board adopted and approved the Amended and Restated Bylaws of the Company (the “Bylaws”).  The amendment was effective immediately.  The principal amendment to the Bylaws was to change our director vote requirement from a “plurality” vote standard to a “majority” vote standard in uncontested elections. We previously used a plurality vote standard in all director elections, which standard will continue to apply in any contested election. Our Board also amended the Bylaws to provide that any director nominee who is an incumbent director but who is not elected by the vote required in the Bylaws, and with respect to whom no successor has been elected, shall promptly tender his or her offer to resign to our Board for its consideration following certification of the stockholder vote. Within 90 days following certification of the stockholder vote, our Nominating and Corporate Governance Committee (the “NCG Committee”) shall consider the tendered resignation offer and make a recommendation to our Board whether or not to accept such offer, and our Board shall act on the NCG Committee’s recommendation.  In determining whether to accept the resignation, our NCG Committee and Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation, including, among other things, whether accepting the resignation of such director would cause the Company to fail to meet any applicable stock exchange or U.S. Securities and Exchange Commission (“SEC”) rules or requirements. Thereafter, our Board shall promptly and publicly disclose its decision-making process regarding whether to accept the director’s resignation offer or the reasons for rejecting the resignation offer, if applicable, on a Form 8-K. A director who tenders his or her resignation shall not participate in the NCG Committee’s recommendation or our Board’s action regarding whether to accept such resignation offer.  If our Board does not accept the director’s resignation, the director will continue to serve until the next annual meeting of stockholders and until the director’s successor is duly elected and qualified or until the director’s earlier resignation as provided for in the Bylaws or removal as provided for by the Maryland General Corporate Law.

A copy of the Bylaws are attached to this report as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2014	JAVELIN MORTGAGE INVESTMENT CORP.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	JAVELIN Mortgage Investment Corp. Amended and Restated Bylaws, as amended on October 28, 2014 (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

(2)	Furnished herewith

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.