Form 10-K
period 2014-12-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2015-02-26
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On June 30, 2014, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $165,209,601 based on the closing sales price of our common stock on such date as reported on the NYSE.

The number of outstanding shares of the Registrant’s common stock as of February 25, 2015 was 11,985,293.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

JAVELIN Mortgage Investment Corp. and Subsidiary
TABLE OF CONTENTS

PART I

Item 1. Business

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement, changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership and continued as the manager under the same Management Agreement (the "Conversion"). Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Our Company

We are an externally managed Maryland corporation incorporated on June 18, 2012 and managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the consolidated financial statements). We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities may be issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, (collectively Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities.

At December 31, 2014, Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the consolidated financial statements). At December 31, 2013, investments in Agency Securities accounted for 84.80% of our MBS portfolio and 73.80% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 15.20% of our MBS portfolio and 26.20% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the consolidated financial statements).

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are taking advantage of certain of these exemptions including not having our auditors render an attestation report.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700,000 as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1,000,000 in non-convertible debt during the preceding three-year period.

Our Strategies

Our primary goal is to provide an attractive risk adjusted return on stockholders' equity by acquiring MBS, financing our acquisitions in the capital markets, using targeted leverage ratios and employing risk management. We seek to achieve this goal through the thoughtful and opportunistic application of our asset acquisition, leverage and interest rate management strategies.

Our Assets

Since our formation, our assets have been invested in MBS or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our MBS. Our total repurchase indebtedness was approximately $1,134,387 at December 31, 2014, and had a weighted average maturity of 38 days. See Note 8 to the consolidated financial statements for additional discussion of repurchase agreements that are accounted for as a component of Linked Transactions. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to these ranges. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Our Hedging

We use derivatives to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, swaptions and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.

To the extent that changes in the swap and futures rates correlate with changes in mortgage rates, changes in the fair values of our derivatives will tend to offset changes in the fair values of our MBS. The actual extent of such offset will depend on the relative size of our portfolios of derivatives and MBS and the actual correlation of rate changes.  However, changes in the fair value of our derivatives are reported in net income, while changes in the fair values of our Agency Securities are reported directly in our total stockholders’ equity. Therefore, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our reported results of operations are likely to fluctuate far more than if we used cash flow hedge accounting. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

Our Manager

We are externally managed by ACM, pursuant to the Management Agreement (see Note 11 and Note 16 to the consolidated financial statements). All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement runs through October 5, 2017 and is thereafter automatically renewed for additional one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ACM is entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ACM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1.0 billion, plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and dividends representing returns of capital for tax purposes, reduce the amount of gross equity raised used to calculate the monthly management fee. ACM is entitled to receive a monthly management fee regardless of the performance of our MBS portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings or realized losses and may cause us to incur losses. Our total management fee expense for the year ended December 31, 2014 was $3,658 compared to $3,315 for the year ended December 31, 2013 and $550 for the period from June 21, 2012 through December 31, 2012.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2014 and December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, we reimbursed ACM $353, $147 and $3, respectively, for other expenses incurred on our behalf.

Pursuant to a Sub-Management Agreement between JAVELIN, ACM and SBBC, ACM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ACM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms. In connection with the Conversion, SBBC became substantially wholly owned by ACM, effective January 1, 2015.

Other Activities

If, when applicable, ACM and the Board determine that additional funding is required, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time.

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 3,000 shares of our common stock outstanding. Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the year ended December 31, 2014, we repurchased 54 shares of our common stock under the Repurchase Program for an aggregate cost of $591. At December 31, 2014, there were 1,439 authorized shares remaining under our Repurchase Program.

Real Estate Investment Trust Requirements

We have elected to be taxed as a REIT under the Code. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. We also must satisfy other ongoing REIT requirements under the Code, including meeting certain asset, income and stock ownership tests. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

Distributions

In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of the MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate related assets." In satisfying this 55% requirement we treat Agency Securities and Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat Non-Agency Securities and Agency Securities in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate related assets and not qualifying real estate interests.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance and interpretations from the SEC staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. For example, such changes might require us to employ less leverage in financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the NYSE. Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE.

Competition

Our success depends, in large part, on our ability to acquire assets with favorable margins over our borrowing costs. In acquiring MBS, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exclusion under the 1940 Act). In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including MBS, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. An increase in competition for financing could adversely affect the availability and cost of our financing.

Employees

We are managed by ACM pursuant to the Management Agreement between us and ACM. We do not have any employees. At December 31, 2014, ACM had 19 employees.

Facilities

Our principal offices are located at:

JAVELIN Mortgage Investment Corp.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.javelinreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.javelinreit.com. We make available on our website under “SEC filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our corporate governance documents, including our code of business conduct and ethics. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver. Information provided on our website is not part of this Annual Report on Form 10-K and not incorporated herein.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events in a Current report on Form 8-K.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

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

Risks Related to Our Business

Our lenders may insist on financing terms that result in reducing availability and/or increasing the cost of our financing or may terminate our financing.

In order to achieve a competitive return to our investors, we use financial leverage to hold a portfolio of MBS that is several times larger than our total stockholders’ equity. Our borrowings are predominantly in the form of repurchase agreements where we nominally sell MBS to counterparties with an agreement to repurchase them at a later date. The sale and purchase prices are set several percentage points below the current fair value of the MBS. This “haircut” percentage provides the counterparty with excess collateral to secure their loan and provides us with an incentive to complete the repurchase transaction on schedule.

There is a risk that our counterparties might be unwilling to continue to extend repurchase financing to us. Changes in regulation, market conditions or the financial position or business strategy of our counterparties could cause them to reduce or terminate our repurchase financing facilities. There is also a risk that counterparties insist on higher haircut percentages, interest rates or other terms that have the practical effect of reducing availability and/or increasing the cost of our financing. If we are unable to maintain adequate levels of funding, we would be required to reduce the size of our MBS portfolio and our net interest income would decline.

We attempt to mitigate our funding risk by maintaining repurchase funding relationships with a variety of counterparties that are diversified as to size, character and primary regulatory jurisdiction. We also monitor our borrowing levels with each counterparty, attempt to establish appropriate additional business relationships beyond our borrowing and regularly communicate with their credit and business officers responsible for our relationship. From time to time, we explore new funding structures and opportunities, but there can be no assurance that any such additional funding will become available on attractive terms.

Our ability to buy or sell our securities and derivatives may be severely limited or not profitable and we may be required to post additional collateral in connection with our financing and derivatives.

Our MBS are traded in the over-the-counter market. Therefore, we must buy and sell our securities in privately negotiated transactions with banks, brokers, dealers, or principal counter parties such as originators, the GSEs and other investors. Without the benefit of a securities exchange, there may be times when the supply of or demand for the MBS and derivatives we wish to buy or sell is severely limited. Our hedging derivatives, depending on their characteristics, are traded on either the over-the-counter market or on derivatives exchanges. The bid-ask spread between the prices at which we can purchase and sell MBS and derivatives may also become temporarily wide relative to historical levels. This could exacerbate our losses or limit our opportunities to profit during times of market stress or dislocation. We attempt to mitigate this risk by concentrating our investments in MBS that have more widespread trading interest resulting in deeper and more liquid trading.

All of our repurchase financing and our hedging derivatives have daily collateral maintenance requirements and a substantial portion of our MBS are pledged as collateral.These collateral requirements are monitored by our counterparties and we may be required to post additional collateral when the value of our posted collateral declines and/or the fair value of our net liability under a derivative increases. We attempt to mitigate this risk by moderating the amount of our financial leverage, monitoring collateral maintenance requirements and timely calling for collateral (or a return of collateral) from our counterparties on financing positions and derivatives, and maintaining reserve liquidity in the form of cash or unpledged Agency Securities that are widely acceptable as collateral. By concentrating our Agency Security investments in more liquid positions, we also seek to be able to quickly sell positions and reduce our financial leverage if necessary.

Changes in interest rates may impact our level of net interest income and stockholders' equity and we may not be able to successfully mitigate such interest rate risks.

We invest predominately in MBS backed by loans with fixed interest rates, and to a lesser extent from time to time, in MBS backed by loans with interest rates that adjust no more frequently than annually. The interest rates on our repurchase financing generally adjust quarterly or more frequently. This mismatch in the interest rate terms between our assets and our liabilities is the primary source of our ability to generate positive net income because long-term interest rates tend to be higher than short-term rates.

Short-term and long-term interest rates do not always move together. Changes in short-term rates will most significantly impact our level of net interest income, with rising rates likely to reduce our net interest income. Changes in long-term rates will initially impact the fair value of our MBS, with rising interest rates reducing their fair value. Changes in the fair values of our Agency Securities are generally not reflected in our net income or our earnings per share, but rather are reflected directly in our stockholders’ equity. Changes in the values of our Non-Agency Securities are reflected in our income as other gain or loss with rising rates likely to generate losses. Over longer periods of time, rising long-term interest rates will provide us the opportunity to reinvest principal receipts and otherwise acquire additional MBS with higher yields.

We attempt to mitigate interest rate risk by moderating the amount of our financial leverage, diversifying our portfolio of MBS across both maturities and interest rate coupons, and economic hedging with derivatives. For example, we enter into interest rate swaps that require us to pay fixed rates and receive variable rates. These swaps are designed to offset the fluctuations in the interest costs of our repurchase financing due to movements in short-term interest rates. We record our derivatives and our Non-Agency Securities at fair value and periodic changes in fair value are reflected in in other income (loss) in our consolidated statements of operations. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. However, our income statement volatility will not be reduced, because the fair value changes in our Agency Securities are reflected directly in stockholders’ equity. Rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

Factors beyond our control may increase the prepayment speeds on our Agency Securities, thereby reducing our interest income.

At December 31, 2014, approximately 78.27% of our Agency Securities were backed by loans where the underlying borrowers may prepay their loans without premium or penalty. Also, when borrowers default on their loans, the GSE that issued or guaranteed our Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

We experience prepayments on our Agency Securities every month and the speed of prepayments can vary widely from month to month and across individual Agency securities. Factors driving prepayment speeds include the rate of new and existing home sales, the level of borrower refinancing activities and the frequency of borrower defaults. Such factors are themselves influenced by government monetary, fiscal and regulatory policies and general economic conditions such as the level of and trends in interest rates, GDP, employment and consumer confidence. Prepayment expectations are an integral part of pricing Agency Securities in the marketplace. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income.

We consider our expectations of future prepayments when evaluating the prices at which we purchase and sell Agency Securities. We attempt to mitigate the risk of unexpected prepayments by identifying characteristics of the underlying loans, such as the loan size, coupon rate, loan age and maturity, geographic location, borrower credit scores and originator/servicer that might predict relatively faster or slower prepayment speed tendencies for a particular Agency Security. Agency Securities with characteristics expected to be favorable often command marginally higher prices, or “pay ups.” We seek to purchase Agency Securities with favorable prepayment characteristics when the required pay ups are relatively lower and may sell our Agency Securities when their pay ups are relatively higher.

The structural characteristics of our Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans.

Volatility in the relationships between the market prices and yields for our securities and certain benchmark prices and interest rates can adversely affect our net income, earnings per share and stockholders' equity.

The market prices and yields for MBS and interest rate derivatives like those we hold are generally correlated over time to each other and to certain benchmark prices and interest rates, such as those for U.S. Treasury Securities. Those correlations are never perfect, and can vary widely on occasion, particularly in times of market stress. This variation in the “spread” relationship among the market yields, and therefore prices, of different instruments can result in our hedging positions being not as effective in protecting book value than normally would be expected, exposing us to the risk of unexpected volatility in our net income, earnings per share, and total stockholders’ equity.

Spread risk is difficult and expensive to hedge effectively. Avoiding holding Agency Securities with interest rate spread risk would severely limit our opportunity to generate net interest income because low spread risk investments, such as U.S. Treasury Securities, usually have substantially lower yields. Our efforts to mitigate spread risk are limited to attempting to identify characteristics that might cause particular MBS to have relatively higher or lower spread risk under potential future market conditions. Such characteristics include characteristics of the underlying loans and current market premium levels. All other things being equal, we attempt to overweight our MBS portfolio with Agency Securities that have marginally lower spread risk. However, other investment considerations, such as prepayment risk, tend to overshadow spread risk in our selection of Agency Securities. Spread risk tends to be a relatively less significant factor in the price volatility in Non-Agency Securities because other factors such as liquidity and credit risk tend to be more important.

We may not be able to minimize potential credit risks that could arise in the event of bankruptcy of one or more of our counterparties.

Substantially all of our Agency Securities are issued or guaranteed by GSEs, which we consider the functional equivalent of the full faith and credit of the U.S Government. Our primary credit risk relates to our exposure to our counterparties for the amount of the excess collateral they hold to secure our repurchase financing and derivative obligations. We would typically become a general unsecured creditor for that amount in the event of the bankruptcy of a counterparty.

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. See Note 9 to the consolidated financial statements for a list of counterparties holding our excess collateral in excess of 5% of our total stockholders’ equity.

We are also exposed to the credit risk of borrowers on mortgage loans underlying our Non-Agency Securities. We mitigate our credit risk by conducting our own pre-purchase evaluation and analysis of our Non-Agency Securities. Our analysis includes structural elements of the security, such as the credit enhancement benefit of one or more of over-collateralization, subordination or insurance, as well as estimation of expected losses based on borrower characteristics.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government may adversely affect our business.

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will continue to be adequate for the longer-term viability of these GSEs. These uncertainties may lead to concerns about the availability of and trading market for Agency Securities in the long term. Accordingly, if the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

The passage of any new federal legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by them. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd-Frank Act, most swaps will eventually be required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not currently anticipate qualifying for an exception. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the CFTC. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

We cannot predict the impact of future Fed monetary policy on the prices and liquidity of Agency Securities or other securities in which we invest, although Fed action could increase the prices of our target assets and reduce the spread on our investments.

Since 2008, the Fed has conducted various quantitative easing programs of buying Agency and U.S. Treasury Securities intended to expedite an economic recovery, stabilize prices, reduce unemployment and improve business and household spending. The Fed's most recent round of this quantitative easing ended in September 2014. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool Non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency and Non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency and Non-Agency Securities that are not whole pools, such as CMOs and CMBS. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although we monitor our portfolio, we may not be able to maintain this exclusion under the 1940 Act. If we were to fail to qualify for this exclusion in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our stock, the sustainability of our business model and our ability to make distributions. The sale could occur during adverse market conditions and we could be forced to accept a price below that which we believe is appropriate.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance and interpretations from the SEC and its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. The SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our business, including changes that may adversely affect our ability to achieve our investment objective. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

Failure to maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Rules adopted under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as swaps. Under these rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as CPOs. Under the rules, which became effective on October 12, 2012 for those who became CPOs solely because of their use of swaps, CPOs must register with the NFA, which requires compliance with NFA's rules, and are subject to regulation by the CFTC including with respect to disclosure, reporting, record keeping and business conduct.

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

On December 7, 2012, the CFTC staff issued a no-action letter (CFTC Staff Letter 12-44) to provide exemptive relief to mortgage REITs that claim such relief. On December 11, 2012, we submitted our claim and our directors do not intend to register as CPOs with the NFA. To comply with CFTC Staff Letter 12-44, we are restricted to operating within certain parameters discussed in the no-action letter. For example, the exemptive relief limits our ability to enter into interest rate hedging transactions such that the initial margin and premiums for such hedges will not exceed five percent of the fair market value of our total assets.

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

We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and negatively affect the market price of our common stock and our ability to distribute dividends.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

We have not established a minimum dividend payment level and there are no guarantees of our ability to pay dividends in the future.

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

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Act and the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. These reporting and other obligations, may place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Future issuances or sales of stock could cause our stock price to decline.

Sales of substantial amounts of our stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

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

If we have a class of equity securities registered under the Securities Exchange Act and meet certain other requirements, Title 3, Subtitle 8 of the MGCL permits us without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, once we meet the applicable requirements, our charter provides that our Board will have the exclusive power to fill vacancies on our Board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. We may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time that we have a class of equity securities registered under the Securities Exchange Act and satisfy certain other requirements.

We have very broad investment guidelines and our Board will not approve each investment and financing decision made by ACM.

Our investment guidelines are established by our Board. We are authorized to invest in Agency Securities and Non-Agency Securities backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. ACM is authorized to invest and obtain financing on our behalf within these guidelines. Our Board periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to, review all of our investments on an individual basis or in advance. In conducting periodic reviews, our Board relies primarily on information provided to it by ACM. Furthermore, ACM may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board determines that they are not consistent with our investment guidelines. In addition, because ACM has a certain amount of discretion in investment, financing and hedging decisions, ACM’s decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.

We may change our target assets, financing and investment strategy and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.

Within our overall investment guidelines, we may change our target assets financing strategy, and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Our Board also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or may approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, financing strategy, investment guidelines and other operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Risks Related to Our Management and Conflicts of Interest

We depend on ACM and particularly key personnel including Mr. Ulm and Mr. Zimmer. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally managed company, we depend on the diligence, experience and skill of ACM for the selection, acquisition, structuring, hedging and monitoring of our MBS and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we have no employees, the loss of ACM and particularly Mr. Ulm and Mr. Zimmer could harm our business, financial condition, cash flow and results of operations.

Messrs. Ulm and Zimmer have a long term relationship with AVM and we have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM. Until we elect to move those services in-house, we will remain dependent on AVM or other third parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ACM's experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ACM and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates. Each of our executive officers and our non-independent directors are also affiliated with ARMOUR and they will not be exclusively dedicated to our business. Entities affiliated with Mr. Ulm and Mr. Zimmer are the general partners of ACM and each of Mr. Ulm, Mr. Zimmer, Mr. Staton and Mr. Bell is a limited partner in ACM and a stockholder of ARMOUR.

The Management Agreement with ACM may create a conflict of interest and its terms, including fees payable to ACM, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ACM. ACM maintains a contractual and fiduciary relationship with us. The Management Agreement with ACM does not prevent ACM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ACM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ACM and there is no guarantee that this allocation would be made in the best interest of our stockholders. We are not entitled to receive preferential treatment as compared with the treatment given by ACM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ACM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ACM and its respective officers and employees to engage in other business activities, including their activities related to ARMOUR, may reduce the time spent managing our activities.

Pursuant to the sub-management agreement, SBBC provides the following services to support ACM's performance of services to us under the Management Agreement, in each case upon reasonable request by ACM: (i) serving as a consultant to ACM with respect to the periodic review of our investment guidelines; (ii) identifying for ACM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ACM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ACM with respect to our stockholder and public relations matters; (v) advising and assisting ACM with respect to our capital structure and capital raising; and (vi) advising ACM on negotiating agreements relating to programs established by the U.S. Government. In exchange for such services, ACM pays SBBC a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ACM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ACM the services described above in connection with ACM's management of ARMOUR.

We compete with current and future investment entities affiliated with ACM.

There are conflicts of interest in allocating investment opportunities among us and other funds, investment vehicles and ventures managed by ACM. There is a significant overlap in the assets and investment strategies of us and ARMOUR. Although ACM may dedicate certain trading and investment personnel to serve us only, in most cases the same trading and investment personnel may provide services to both entities. ACM and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with us and therefore may compete with us for investment opportunities and ACM resources. ACM has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that ACM will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.

Resolution of potential conflicts of interest in allocation of investment opportunities.

In allocating investment opportunities among us and any other funds or accounts managed by them, ACM's personnel are guided by the principles that they will treat all entities fairly and equitably, they will not arbitrarily distinguish among entities and they will not favor one entity over another.

In allocating a specific investment opportunity among us and ARMOUR, ACM will make a determination, exercising their judgment in good faith, as to whether the opportunity is appropriate for each entity. Factors in making such a determination may include an evaluation of each entity's liquidity, overall investment strategy and objectives, the composition of the existing portfolio, the size or amount of the available opportunity, the characteristics of the securities involved, the liquidity of the markets in which the securities trade, the risks involved, and other factors relating to the entity and the investment opportunity. ACM is not required to provide every opportunity to each entity.

If ACM determines that an investment opportunity is appropriate for both us and ARMOUR, then ACM will allocate that opportunity in a manner that they determine, exercising their judgment in good faith, to be fair and equitable, taking into consideration all allocations among us and ARMOUR taken as a whole. ACM has broad discretion in making that determination, and in amending that determination over time.

In the future, ACM may adopt additional conflicts of interest resolution policies and procedures designed to support the equitable allocation and to prevent the preferential allocation of investment opportunities among entities with overlapping investment objectives.

If ACM ceases to be our investment manager, financial institutions providing any financing arrangements to us may not provide future financing to us.

Financial institutions that finance our investments may require that ACM continue to act in such capacity. If ACM ceases to be our manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, it is likely that we would be materially and adversely affected.

ACM’s failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future would materially and adversely affect us.

Our ability to achieve our investment objective depends on ACM’s personnel and their ability to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future. Accomplishing this result is also a function of ACM’s ability to execute our financing strategy on favorable terms.

The manner of determining the management fee may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio since it is based on our gross equity raised and not on our performance.

ACM is entitled to receive a monthly management fee that is based on the total of all gross equity raised (see Note 11 and Note 16 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ACM for a given month despite the fact that we could experience a net loss during that month. ACM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ACM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Further, the management fee structure gives ACM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ACM primarily based on the size of our equity raised and not on our financial returns to stockholders.

The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ACM.

Termination of the Management Agreement with ACM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreement with ACM. We may not terminate the Management Agreement during the Initial Term, as defined therein, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the Management Agreement provides that we will pay ACM a termination payment equal to the greater of (a) the base management fee as calculated immediately prior to the effective date of the termination of the Management Agreement pursuant to Section 10.2 of the Management Agreement for the remainder of the then current term, or (b) three times the base management fee paid to ACM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination. This provision increases the effective cost to us of electing to terminate the Management Agreement, thereby adversely affecting our inclination to end our relationship with ACM, even if we believe ACM’s performance is not satisfactory.

ACM may terminate the Management Agreement at any time and for any reason upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the Initial Term, the Management Agreement will automatically renew for successive one-year renewal terms unless either we or ACM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the Initial Term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

ACM’s liability is limited under the Management Agreement and we have agreed to indemnify ACM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ACM would not be liable.

The Management Agreement limits the liability of ACM and any directors and officers of ACM for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

Pursuant to the Management Agreement, ACM will not assume any responsibility other than to render the services called for there under and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our stockholders, any subsidiary of ours, the stockholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ACM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the Management Agreement, except if ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. We have agreed to indemnify ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the Management Agreement or pursuant to any underwriting or similar agreement to which ACM is a party that is related to our activities, unless ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. As a result, we could experience poor performance or losses for which ACM would not be liable.

In addition, our articles of incorporation provide that no director or officer of ours shall be personally liable to us or our stockholders for money damages. Furthermore, our articles of incorporation permit and our by-laws require, us to indemnify, pay or reimburse any present or former director or officer of ours who is made or threatened to be made a party to a proceeding by reason of his or her service to us in such capacity. Officers and directors of ours who are also officers and board members of ACM will therefore benefit from the exculpation and indemnification provisions of our articles of incorporation and by-laws and accordingly may not be liable to us in such circumstances.

The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third party.

The Management Agreement that we entered into with ACM was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the Management Agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ACM.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Our executive officers and the employees of ACM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ACM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also an officer of ARMOUR and an employee of ACM. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and the officers of ARMOUR or employees of ACM that we will face in making investment decisions on our behalf. Accordingly, we will compete with ARMOUR and ACM, and their existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.

In the future, we may enter, or ACM may cause us to enter, into additional transactions with ACM or its affiliates. In particular, we may purchase, or ACM may cause us to purchase, assets from ACM or its affiliates or make co-purchases alongside ACM or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of ACM and/or its affiliates in obtaining favorable terms and conditions.

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

Our qualification as a REIT subjects us to a broad array of financial and operating parameters that may influence our business and investment decisions and limit our flexibility in reacting to market developments.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. We believe we currently satisfy all the requirements of a REIT. However, the determination that we satisfy all REIT requirements requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested and do not intend to request, a ruling from the IRS that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, the U.S. Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT.

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

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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
For U.S. federal income tax purposes, we have incurred a net capital loss during our taxable year ending on December 31, 2014. Such net capital loss may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. Net capital losses realized in 2013 and 2014 totaling $(80,509) and $(33,335), respectively, will be available to offset future capital gains realized through 2018 and 2019, respectively. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

ERISA Tax Risks

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

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold stockholder advisory votes on executive compensation.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700,000 as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1,000,000 in non-convertible debt during the preceding three-year period.

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

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or all classes of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. In each case, such prohibition includes a prohibition on owning warrants or options to purchase stock if ownership of the underlying stock would cause the holder or beneficial owner to exceed the prohibited thresholds. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock, if and when issued, in excess of our ownership limits without the consent of our Board shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. We may grant waivers from the 9.8% charter restriction for holders where, based on representations, covenants and agreements received from certain equity holders, we determine that such waivers would not jeopardize our status as a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any real estate or other physical properties. Pursuant to the Management Agreement, ACM maintains our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

Our company and ACM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NYSE under the symbol “JMI”. On February 25, 2015, the per share price of our common stock as reported on the NYSE was $9.24.

The following table sets forth the range of high and low closing prices for our stock for the periods indicated as reported by the NYSE.

Quarter Ended	Common Stock
	High	Low
December 31, 2014	$12.88	$10.37
September 30, 2014	$14.05	$12.01
June 30, 2014	$14.10	$13.11
March 31, 2014	$14.86	$13.11
December 31, 2013	$13.93	$11.58
September 30, 2013	$14.43	$10.76
June 30, 2013	$20.16	$13.05
March 31, 2013	$20.00	$18.87

Holders of Common Equity

At February 25, 2015, we had 103 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock, see Note 13 to the consolidated financial statements.

For the year ended December 31, 2014, total dividend payments to common stockholders were $21,600 and our estimated REIT taxable income available to pay dividends was $18,138. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the three months ended December 31, 2014.

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 23, 2014 to December 30, 2014	54	$10.95	54	1,439
(1) All shares were repurchased pursuant to our Repurchase Program (see Note 3 to the consolidated financial statements).
(2) Weighted average price.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at October 3, 2012 (the date of commencement of trading on the NYSE), with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns
170
150
130
110
90
70
50
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
Javelin Investment Corp.

	Period Ending
Index	10/03/12	12/31/12	03/31/13	06/30/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14	12/31/14
NAREIT	$99.82	$92.58	$109.10	$92.41	$90.63	$90.77	$100.90	$106.87	$102.29	$107.00
S&P 500	$100.38	$99.26	$109.79	$112.98	$118.91	$131.41	$133.79	$140.79	$142.38	$149.40
JMI	$98.00	$97.88	$104.36	$78.07	$69.21	$84.41	$83.92	$91.24	$80.46	$72.12

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K as of and for the years ended December 31, 2014 and December 31, 2013 and as of and for the period from June 21, 2012 through December 31, 2012. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012
Agency Securities, available for sale, at fair value	$1,075,521	$801,777	$1,112,358
Non-Agency Securities, trading, at fair value	$158,931	$143,399	$129,946
Linked Transactions, net, at fair value	$2,532	$16,322	$—
Total Assets	$1,280,901	$1,066,332	$1,286,490
Repurchase agreements	$1,134,387	$839,405	$1,135,830
Total Stockholders’ Equity	$139,608	$171,280	$148,047

Statement of Operations Data	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from June 21, 2012 Through December 31, 2012
Interest Income:
Agency Securities, net of amortization of premium	$30,541	$35,081	$6,767
Non-Agency Securities, including discount accretion	9,782	7,975	1,421
Interest expense	(6,635)	(7,332)	(1,455)
Net Interest Income	$33,688	$35,724	$6,733
Total Other Income (Loss)	(48,314)	(74,066)	239
Total Expenses	(7,133)	(5,430)	(828)
Income tax expense	—	(2)	(46)
Net Income (Loss)	$(21,759)	$(43,774)	$6,098
Income (Loss) per share	$(1.81)	$(3.89)	$1.88
Weighted average common shares outstanding	12,000	11,257	3,247
Cash dividends paid per common share	$1.80	$2.52	$0.46
Key Portfolio Statistics *
Average MBS (1)	$1,368,781	$1,473,617	$1,022,175
Average Repurchase Agreements (2)	$1,243,428	$1,369,302	$968,317
Average Yield Agency Securities	2.89%	2.82%	2.98%
Average Yield Non-Agency Securities	4.66%	4.48%	5.05%
Average Portfolio Yield (3)	3.29%	3.08%	3.20%
Average Cost of Funds Agency Repo	1.45%	1.03%	0.74%
Average Cost of Funds Non-Agency Repo	2.22%	2.85%	2.12%
Average Cost of Funds (4)	1.61%	1.21%	0.84%
Interest Rate Spread (5)	1.68%	1.87%	2.36%
Return on Equity (6)	(15.59)%	(25.56)%	4.12%
Average Annual Agency Securities Repayment Rate (7)	4.91%	4.50%	1.40%
Debt to Stockholders' Equity (8)	8.13	4.90	7.67
* All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily investments during the year by the number of days in the period.

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

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement, changed its name to ARMOUR Capital Management LP and converted from a Delaware limited partnership and continued as the manager under the same Management Agreement. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are an externally managed Maryland corporation incorporated on June 18, 2012 and managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the consolidated financial statements). We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities may be issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or Ginnie Mae (collectively, Agency Securities). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our investment policy permits us to invest in Agency Securities and Non-Agency Securities.

At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the consolidated financial statements). At December 31, 2013, investments in Agency Securities accounted for 84.80% of our MBS portfolio and 73.80% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2013, investments in Non-Agency Securities accounted for 15.20% of our MBS portfolio and 26.20% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the consolidated financial statements).

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest spread, the market value of our target assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, may affect our business in ways that are difficult to predict. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses.  We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ACM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs. Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our target assets purchased at a premium increase, related purchase premium amortization will increase, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Our Manager

See Note 11 and Note 16 to the consolidated financial statements.

Market and Interest Rate Trends and the Effect on our Portfolio

Developments at Fannie Mae and Freddie Mac

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will continue to be adequate for the longer-term viability of these GSEs. These uncertainties may lead to concerns about the availability of and trading market for Agency Securities in the long term. Accordingly, if the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

The passage of any new federal legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by them. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

U.S. Government Mortgage-Related Securities Market Intervention

In December 2013, the Fed announced the first of a series of reductions in the level of its purchases of Agency and long term U.S. Treasury Securities. The table below shows these announcements.The Fed announced at its December 17, 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and inflation of 2%.

Fed Meeting Date	Agency Securities (in billions)	Longer term U.S. Treasury Securities (in billions)
December 18, 2013	$35.0	$40.0
January 29, 2014	$30.0	$35.0
March 19, 2014	$25.0	$30.0
April 30, 2014	$20.0	$25.0
June 18, 2014	$15.0	$20.0
July 30, 2014	$10.0	$15.0
September 17, 2014	$5.0	$10.0
October 29, 2014	$—	$—

Based on the Fed's announcement and progress and other economic factors such as GDP growth and unemployment levels, we anticipated that interest rates would remain near the levels they had achieved in early 2014 or trend higher. Accordingly, we positioned our securities and derivatives portfolios to be biased toward a higher rate environment. However, rates actually trended lower throughout the year which resulted in the decline in the aggregate net fair value of our securities and derivatives portfolios. See Results of Operations below.

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

Short-term Interest Rates and Funding Costs

The Fed has maintained a target range for the Federal Funds Rate of between 0.00% and 0.25%. Our funding costs, which traditionally have tracked the 30-day LIBOR have generally benefited by this monetary policy. Because of continued uncertainty in the credit markets and U.S. and global economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate and the Effective Federal Funds Rate. The Effective Federal Funds Rate can differ from the Federal Funds Rate in that the Effective Federal Funds Rate represents the volume weighted average of interest rates at which depository institutions lend balances at the Fed to other depository institutions overnight (actual transactions, rather than target rate).

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to December 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
October 2014
November 2014
December 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations:

				Change vs. Prior Year
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012	2014	2013
Net Interest Income	$33,688	$35,724	$6,733	(5.70)%	430.58%
Total Other Income (Loss)	$(48,314)	$(74,066)	$239	(34.77)%	(310.90)
Total Expenses	$7,133	$5,430	$828	31.36%	555.80%
Income tax expense	—	(2)	(46)	NM	(95.65)%
Net Income (Loss)	$(21,759)	$(43,774)	$6,098	(101.18)%	(817.84)%
Net income (loss) per common share (Note 14)	$(1.81)	$(3.89)	$1.88	53.47%	306.91%
Weighted average common shares outstanding	12,000	11,257	3,247	(6.60)%	(246.69)%

The main factors for the decline in net loss in 2014 as compared to 2013 are the realized gains on Agency Security sales, which represented partial recoveries of other than temporary impairments recognized in 2013, which were largely offset by unrealized losses on derivatives in 2014 as compared to unrealized gains in 2013. Declining net interest income in 2014 was also a factor. These factors result largely from the trend of generally falling interest rates in 2014 compared to the trend of generally rising interest rates beginning in the second quarter of 2013. The main factors for the 2013 declines over 2012 in our income (loss) to common stockholders were the declines in security purchases and our reduction in leverage which generated capital losses and an other than temporary impairment on our Agency Securities, as well as our capital raising that increased common shares outstanding.

Net Interest Income

				Change vs. Prior Year
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012	2014	2013
Agency Securities, net of amortization of premium	$30,541	$35,081	$6,767	(12.94)%	418.41%
Non-Agency Securities, including discount accretion	9,782	7,975	1,421	22.66%	461.22%
Interest expense	(6,635)	(7,332)	(1,455)	(9.51)%	403.92%
Net Interest Income	$33,688	$35,724	$6,733	(5.70)%	430.58%

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2014 vs. 2013

•	Our average MBS portfolio decreased from $1,473,617 at December 31, 2013 to $1,368,781 at December 31, 2014.

•	Our net interest rate spread decreased from 1.87% at December 31, 2013 to 1.68% at December 31, 2014.

2013 vs. 2012

•	The increase in net interest income and its components in 2013 compared to 2012 results from a full year operations in 2013 compared to less than three months of substantive operations in 2012.

At December 31, 2014 and December 31, 2013, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.03% and 100.01%, respectively, because the average interest rates on these securities are higher than prevailing market rates. At December 31, 2014 and December 31, 2013, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 82.15% and 86.71%, respectively. These securities tend to trade on the basis of prices reflecting current assessments of expected credit performance in addition to relative yields.

The following table presents the components of the yield earned on our MBS portfolio and Linked Transactions for the quarterly periods presented. See Note 8 to the consolidated financial statements for additional discussion of Linked Transactions.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
December 31, 2014	2.77%	1.57%	1.20%	0.37%
September 30, 2014	2.73%	1.37%	1.36%	0.36%
June 30, 2014	2.85%	1.33%	1.52%	0.36%
March 31, 2014	3.36%	1.56%	1.80%	0.39%
December 31, 2013	3.02%	1.39%	1.63%	0.42%
September 30, 2013	2.79%	1.11%	1.68%	0.41%
June 30, 2013	2.76%	0.99%	1.77%	0.42%
March 31, 2013	2.74%	0.84%	1.90%	0.46%
December 31, 2012	2.98%	0.74%	2.24%	0.48%

Non-Agency Securities (including Linked Transactions):
December 31, 2014	5.09%	2.68%	2.41%	2.00%
September 30, 2014	4.72%	2.58%	2.14%	1.86%
June 30, 2014	4.37%	2.43%	1.94%	1.69%
March 31, 2014	4.79%	2.10%	2.69%	1.56%
December 31, 2013	4.48%	2.38%	2.10%	1.61%
September 30, 2013	4.40%	2.07%	2.33%	1.59%
June 30, 2013	4.50%	2.39%	2.11%	2.06%
March 31, 2013	4.61%	2.06%	2.55%	2.06%
December 31, 2012	5.05%	2.12%	2.93%	2.12%

Total portfolio:
December 31, 2014	3.25%	1.72%	1.53%	0.60%
September 30, 2014	3.18%	1.56%	1.62%	0.60%
June 30, 2014	3.20%	1.50%	1.70%	0.58%
March 31, 2014	3.71%	1.67%	2.04%	0.62%
December 31, 2013	3.33%	1.55%	1.78%	0.62%
September 30, 2013	3.04%	1.21%	1.83%	0.54%
June 30, 2013	2.95%	1.09%	1.86%	0.53%
March 31, 2013	2.99%	0.95%	2.04%	0.61%
December 31, 2012	3.20%	0.84%	2.36%	0.60%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
Average Principal Prepayment Rate Annualized
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
10 Year Treasury Rate
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
October 2014
November 2014
December 2014
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$8,254	$(81,045)	$—
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss); no amounts remaining in Accumulated other comprehensive income (loss))	—	(44,278)	—
Gain (loss) on Non-Agency Securities	559	(977)	1,124
Gain on short sale of U.S. Treasury Securities	—	633	—
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	10,330	(3,352)	—
Subtotal	$19,143	$(129,019)	$1,124
Realized loss on derivatives	(12,586)	(2,795)	(583)
Unrealized gain (loss) on derivatives	(54,871)	57,748	(302)
Subtotal	$(67,457)	$54,953	$(885)
Total Other Income (Loss)	$(48,314)	$(74,066)	$239

2014 vs. 2013

•
Gains (losses) on Sale of MBS resulted from the sales of Agency Securities during the year ended December 31, 2014 of $1,028,849 compared to $984,453 during the year ended December 31, 2013. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. During the year ended December 31, 2014 we sold $9,757 of Non-Agency Securities compared to $1,352 for the year ended December 31, 2013. At December 31, 2014, December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the year ended December 31, 2014 and for the period from June 21, 2012 through December 31, 2012. We recognized other than temporary impairments in 2013 on Agency Securities identified for sale in 2014.

•
Gains (losses) on U.S. Treasury Securities resulted from U.S. Treasury Securities sold short during the year ended December 31, 2013 of $301,512 which were repurchased at a cost of $300,879. We did not sell short or repurchase U.S. Treasury Securities during the year ended December 31, 2014.

•
Unrealized net gains (losses) on Linked Transactions resulted from an increase in the fair value of these securities and gain on sales of Linked Transactions of $2,971 for the year ended December 31, 2014.

•
Gains (losses) on Derivatives resulted from a combination of the following: Our total interest rate swap contracts aggregate notional balance increased from $801,250 at December 31, 2013 to $861,250 at December 31, 2014. We decreased our total interest rate swaptions notional balance from $750,000 at December 31, 2013 to $0 at December 31, 2014. The net loss for the year ended December 31, 2014 was the result of more gradual and sustained declines of interest rates.

2013 vs. 2012

•
Gains and Losses on Sale of MBS resulted from the sales of Agency Securities of $984,453 and sales of Non-Agency Securities of $1,352 during the year ended December 31, 2013. During the second and third quarter of 2013, our Agency Securities experienced significant price declines as a result of disruptive volatility in the markets for Agency Securities, mortgages and U.S. Treasury Securities. The sale of our Agency Securities intended to limit our exposure to further price volatility, which occurred primarily in the third and fourth quarter of 2013. For the period from June 21, 2012 through December 31, 2012, we did have any sales of MBS.

•
Gains (losses) on U.S. Treasury Securities resulted from U.S. Treasury Securities sold short during the year ended December 31, 2013 of $301,512 which were repurchased at a cost of $300,879. There were no sales or purchases of U.S. Treasury Securities during the period from June 21, 2012 through December 31, 2012.

•
Unrealized net gains (losses) on Linked Transactions resulted from the addition of Linked Transactions in 2013. For the period from June 21, 2012 through December 31, 2012 we did not have any Linked Transactions.

•
Gains (losses) on Derivatives resulted from a combination of the following: We increased our total interest rate swap contracts aggregate notional balance from $325,000 at December 31, 2012 to $801,250 at December 31, 2013. We increased our total interest rate swaptions notional balance from $130,000 at December 31, 2012 to $750,000 at December 31, 2013. The gain for the year ended December 31, 2013 represents the changes in fair value resulting from sharp increases in long-term interest rates experienced during the year. The loss for the period from June 21, 2012 through December 31, 2012 was the result of more gradual and sustained declines of interest rates.

Expenses

				Changes vs. Prior Year
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012	2014	2013
Management fee	$3,658	$3,315	$550	10.35%	502.73%
Professional fees	1,624	1,025	118	58.44%	768.64%
Insurance	434	280	56	55.00%	400.00%
Board compensation	715	292	55	144.86%	430.91%
Other	702	518	49	35.52%	957.14%
Total Expenses	$7,133	$5,430	$828	31.36%	555.80%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. Gross equity raised was $243,101, $244,410 and $150,000 for the years ended December 31, 2014, December 31, 2013 and for the period from June 21, 2012 through December 31, 2012.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. Also included were stockholder value advisory expenses of $238 in 2014.

Insurance includes premiums for both general business and directors and officers liability coverage. The increase in costs year over year relate primarily to increases in coverage levels associated with our growth. Insurance policy periods do not correspond to calendar years.

Board compensation represents both cash and stock compensation for our Board. The increase in compensation during 2014 results from providing stock-based compensation to our non-executive directors, compensating two additional non-executive board members, and providing additional compensation to our lead independent director and the chairs of our board and committees.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses. Year over year increases reflect the results of our efforts to continually improve the capacity and sophistication of our portfolio management tools.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 15 to the consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended December 31, 2014, December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, other comprehensive income (loss) totaled $11,746, $1,459 and $(4,602), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Agency Securities

We typically purchase Agency Securities at premium prices. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

The tables below summarize certain characteristics of our Agency Securities at December 31, 2014 and December 31, 2013.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$225,449	$233,702	3.14%	0.00%	116	21.98%
15 Year Fixed	756,806	796,243	3.27%	7.50%	164	73.80%
20 Year Fixed	43,303	45,576	3.44%	8.62%	200	4.22%
Total or Weighted Average	$1,025,558	$1,075,521	3.25%	5.90%	155	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2014 including prepayments related to Agency Securities purchased during the quarter.

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

Our net interest income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay their loans. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our Agency Securities, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our Agency Securities and our hedging strategy.

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

The tables below summarize certain characteristics of our Non-Agency Securities (including those underlying Linked Transactions) at December 31, 2014 and December 31, 2013.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$47,806	$41,288	5.43%	286	24.23%
Prime Hybrid	18,565	15,592	2.29%	265	9.41%
Prime Floater	19,750	18,625	4.22%	345	10.01%
Alt-A Fixed	101,163	84,012	6.01%	272	51.28%
Alt-A Hybrid	9,998	8,354	2.50%	254	5.07%
Total or Weighted Average	$197,282	$167,871	5.15%	282	100.00%

At December 31, 2014, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represented 13.50% of our total investment in MBS.

During the year ended December 31, 2014, we completed the purchase of Non-Agency Securities with a fair value of $22,322 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $15,042.

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

As of December 31, 2013, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represented 26.2% of our total investment in MBS.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 20 of which had open repurchase agreements with us at December 31, 2014 and 20 of which had open repurchase agreements with us at December 31, 2013. We had outstanding balances under our repurchase agreements of $1,134,387 and $839,405 at December 31, 2014 and December 31, 2013, respectively.

Our repurchase agreements require excess collateral, known as a haircut. At December 31, 2014, the average haircut percentage was 7.56% compared to 7.53% at December 31, 2013. See Note 9 to the consolidated financial statements for a list of counterparties holding our excess collateral in excess of 5% of our total stockholders’ equity.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. We also consider other metrics, including the effective duration of our derivatives, to manage our interest rate risk. At December 31, 2014, and December 31, 2013, the notional value of our derivatives was 69.27% and 146.60%, respectively, of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transactions). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At December 31, 2014 and December 31, 2013, we had interest rate swap contracts (including swaptions) with an aggregate notional balance of $861,250 and $1,551,250, respectively. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with a portion of our MBS portfolio. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the years ended December 31, 2014 and December 31, 2013, we recognized a net (loss) gain of $(67,457) and $54,953, respectively, related to our derivatives. For the period from June 21, 2012 through December 31, 2012, we recognized a net loss of $(885) related to our derivatives. The net unrealized gain (loss) on Agency Securities for the year ended December 31, 2014 and December 31, 2013 was $20,000 and $(123,864). The changes in the net unrealized gain (loss) on Agency Securities is due to market price fluctuations. The net unrealized loss on Agency Securities for the period from June 21, 2012 through December 31, 2012, was $(4,602). The changes in the net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2014:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$1,134,387	$1,134,387	$—	$—	$—
Interest expense on repurchase agreements	1,081	1,081	—	—	—
Related Party Fees (1)	25,526	3,647	7,293	7,293	7,293
Board of Directors fees (2)	4,165	715	1,150	1,150	1,150
Total	$1,165,159	$1,139,830	$8,443	$8,443	$8,443
(1) Represents fees to be paid to ACM under the terms of the Management Agreement (Refer to Note 11 and Note 16 to the consolidated financial statements.
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at December 31, 2014. We had interest rate swap contracts with an aggregate notional balance of $861,250, a weighted average swap rate of 1.67% and a weighted average term of 89 months at December 31, 2014.

Liquidity and Capital Resources

At December 31, 2014, we financed our MBS portfolio with $1,134,387 of borrowings under repurchase agreements, plus an additional $6,384 of repurchase agreements underlying linked transactions. Our leverage ratio was 8.13 to 1 at December 31, 2014 (or 8.17 to 1 on an unlinked basis). At December 31, 2014, our liquidity totaled $40,438, consisting of $29,882 of cash plus $10,556 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at December 31, 2014 or December 31, 2013.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the year ended December 31, 2014, we purchased $1,423,693 of MBS using proceeds from equity raised, repurchase agreements, principal repayments and certain Linked Transactions. During the year ended December 31, 2014, we received cash of $119,942 from prepayments and scheduled principal payments on our MBS. We received net proceeds of $358 from common equity issuances during the year ended December 31, 2014. Our total repurchase indebtedness was approximately $1,134,387 at December 31, 2014, and we made cash interest payments of approximately $20,741 on our liabilities for the year ended December 31, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted to counterparties increased by $2,561 and we decreased our liability by $50,438 for cash collateral posted by counterparties to us at December 31, 2014.

In response to the growth of our MBS portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase and Related Facilities

At December 31, 2014 we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties. At December 31, 2013 we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties. See Note 8 to the consolidated financial statements for additional discussion of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements and Linked Transactions at December 31, 2014 and December 31, 2013 (see Note 8 to the consolidated financial statements for additional discussion of Linked Transactions and Note 9 to the consolidated financial statements for additional discussion of repurchase agreements).

December 31, 2014

	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,020,916	0.37%	39	4.87%
Non-Agency Securities and Linked Transactions (2)	77,081	1.76%	46	25.42%
U.S. Treasury Securities	42,774	0.19%	2	0.00%
Total	$1,140,771	0.46%	38	7.64%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) Includes $6,384 of repurchase agreements on Linked Transactions.

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
(2) Includes $124,540 of repurchase agreements on Linked Transactions.

	December 31, 2014		December 31, 2013
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$523,531	0.44%	$388,921	0.69%
31 days to 60 days	289,819	0.41%	453,028	0.56%
61 days to 90 days	327,421	0.52%	111,751	1.06%
Greater than 90 days	—	0.00%	10,245	2.10%
Total (1)	$1,140,771	0.46%	$963,945	0.69%

(1) The table above includes $6,384 of repurchase agreements on Linked Transactions at December 31, 2014 and $124,540 of repurchase agreements on Linked Transactions at December 31, 2013.

We have 9 repurchase agreement counterparties that individually account for 5% or greater of our aggregate borrowings. In total, these counterparties account for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties that the amount at risk exceeds 5% of our stockholders' equity at December 31, 2014.

Repurchase Agreement Counterparty	Amount at Risk	Weighted Average Maturity of Repurchase Agreements
Bank of America-Merrill Lynch	$7,238	42
BNP Paribas Securities Corp.	7,289	14
Royal Bank of Canada	11,018	42
UBS AG (1)	19,194	615
Total	$44,739
(1) Amount at risk exceeds 10% of stockholders' equity.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At December 31, 2014, our repurchase agreement balance on our consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

Declines in the value of our MBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

The residential mortgage market in the U.S. has experienced difficult economic conditions including:

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At December 31, 2014 and December 31, 2013, our total borrowings were approximately $1,134,387 and $839,405 (excluding accrued interest), respectively. At December 31, 2014 and December 31, 2013 we had a leverage ratio of approximately 8.13:1 and 4.90:1, respectively.

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

Stockholders' Equity

See Note 13 to the consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the consolidated financial statements for our significant accounting policies.

Valuation of MBS and Derivatives

We carry our MBS and Derivatives at fair value. Our Agency Securities are classified as available for sale, and therefore unrealized changes in fair value are reflected directly in stockholders' equity as accumulated other comprehensive income or loss. Our Non-Agency Securities are classified as trading securities, and therefore changes in fair value are reported in the consolidated statements of operations as income or loss. We do not use cash flow hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders' equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our stockholders' equity declines.

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

The fair values of our derivatives are valued using information provided by third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing information received to dealer quotes to ensure that the current market conditions are properly reflected.

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

Realized Gains and Losses on Agency Securities

We realize gains and losses on our Agency Securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell Agency Securities in later periods after changes in the fair value of those Agency Securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.

Declines in the fair values of our Agency Securities that represent other than temporaty impairments are also treated as realized losses and reported in net income as other loss. We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

Gains and Losses on Non-Agency Securities

We carry our Non-Agency Securities at fair value and reflect changes in those fair values in net income as other gains and losses.

Inflation

Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our Board based in part on our taxable REIT income as calculated according to the requirements of the Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Subsequent Events

See Note 18 to the consolidated financial statements.

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

•	the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;

•	availability of suitable investment opportunities;

•	the degree and nature of the competition for investments in our target assets;

•	changes in our business and investment strategy;

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

•
the existence of conflicts of interest in our relationship with ACM, ARMOUR, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	our management’s competing duties to other affiliated entities, which could result in decisions that are not in the best interests of our stockholders.

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exemption;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit-quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. See also Item 1A. Risk Factors - Risks Related to our Business.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. The structural characteristics of our Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At December 31, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2014 and December 31, 2013, assuming a static MBS portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM’s judgment and experience.

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.96%	0.52%
0.50%	3.27%	0.28%
(0.50)%	5.27%	(0.40)%
(1.00)%	8.34%	(1.06)%

December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.03%	0.98%
0.50%	2.51%	0.13%
(0.50)%	6.37%	0.05%
(1.00)%	8.09%	0.27%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The market value of our MBS can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed. The principal and interest payments on our Agency Securities may be guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at December 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014. That evaluation did not identify any changes during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management used criteria set forth by COSO in Internal Control-Integrated Framework (1992) when making this assessment.

Based on management’s assessment, management believes that, at December 31, 2014, the Company’s internal control over financial reporting was effective.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

GLOSSARY OF TERMS

“Agency Securities” means securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.

“ARMOUR” means ARMOUR Residential REIT, Inc.

"ARMs" means Adjustable Rate Mortgage backed securities

"AVM" means AVM L.P.

“Board” means JAVELIN's Board of Directors

"CFO" means Chief Financial Officer, James Mountain

"CFTC" means the U.S. Commodity Futures Trading Commission

"Co-CEOs" means our Co-Chief Executive Officers, Jeffrey Zimmer and Scott Ulm

"CPOs" means commodity pool operators

"CME" means the Chicago Mercantile Exchange

"CMOs" means collateralized mortgage obligations

"CMBS" means commercial mortgage backed securities

“Code” means the Internal Revenue Code

“CPR” means constant prepayment rate

"Dodd-Frank Act" means the Dodd-Frank Wall Street Reform and Consumer Protection Act

"ERISA" means Employee Retirement Income Security Act

"Exchange Act" means the Securities Exchange Act of 1934

“Fannie Mae” means the Federal National Mortgage Association

“FDIC” means the Federal Deposit Insurance Corporation

“Fed” means the U.S. Federal Reserve

“FHFA” means the Federal Housing Finance Agency

“Freddie Mac” means the Federal Home Loan Mortgage Corporation

“GAAP” means accounting principles generally accepted in the United States of America

"GDP" means gross domestic product

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

"Haircut" means the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

GLOSSARY OF TERMS

"Hybrid" means a mortgage that has a fixed rate for an initial term after which the rate becomes adjustable according to a specific schedule.

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between JMI and ACM whereby ACM performs certain services for JMI in exchange for a specified fee

“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.

"MGCL" means Maryland General Corporation Law

“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.

"Multi-Family MBS" means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.

"NFA" means National Futures Association

“Non-Agency Securities” means securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency

"NYSE" means New York Stock Exchange

“REIT” means Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.

"REMIC" means real estate mortgage investment conduit

"Repurchase Program" means the Company's common stock repurchase program authorized by our Board in October 2013 for an initial authorization of up to 2,000 shares of our common stock outstanding, and increased by our Board in March 2014 to 3,000 shares of our common stock outstanding

“RMBS” means residential mortgage backed securities

"Sarbanes-Oxley Act" means a U.S. federal law that set new or enhanced standards for all U.S. public company boards, management and public accounting firms. Section 302 requires senior management to certify the accuracy of the financial statements. Section 404 requires that management and auditors establish internal controls and reporting methods on the adequacy of those controls.
“SEC” means the Securities and Exchange Commission

“SBBC” means Staton Bell Blank Check LLC

"S&P 500" means Standard and Poor's 500 Stock Index
“Sub-Management Agreement” means a sub-management agreement between JAVELIN, ACM and SBBC. ACM is responsible for the payment of a monthly sub-management fee to SBBC.

"TRS" means taxable REIT subsidiary

“U.S.” means United States

“1940 Act” means the Investment Company Act of 1940

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

3.2
Amended and Restated Bylaws of JAVELIN Mortgage Investment Corp., as amended on October 28, 2014 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, as amended for the quarter ended September 30, 2014, filed with the SEC on November 3, 2014).

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

10.2
Management Agreement by and between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.3
First Amended and Restated Management Agreement by and between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management LLC (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014).

10.4	Second Amended and Restated Management Agreement, dated February 23, 2015, between JAVELIN Mortgage Investment Corp. and ARMOUR Capital Management LP *
10.5
Sub-Management Agreement by and among ARMOUR Residential Management LLC, Staton Bell Blank Check LLC, JAVELIN Mortgage Investment Corp., and certain individuals (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.6	First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among ARMOUR Capital Management LP, Staton Bell Blank Check LLC and JAVELIN Mortgage Investment Corp. *
10.7
JAVELIN Mortgage Investment Corp. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.8
License Agreement between JAVELIN Mortgage Investment Corp. and ARMOUR Residential Management LLC (incorporated by reference to Exhibit 10.5 to the registration statement on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.9
Registration Rights Agreement between JAVELIN Mortgage Investment Corp. and Staton Bell Blank Check LLC (incorporated by reference to Exhibit 10.4 to the registration statement on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.10
Purchase Agreement, dated as of December 16, 2013, by and between Bulldog Investors, LLC and JAVELIN Mortgage Investment Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 16, 2013).

10.11
Standstill Agreement, dated as of December 16, 2013, by and between Bulldog Investors, LLC and JAVELIN Mortgage Investment Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on December 16, 2013).

10.12
Distribution Agreement, dated February 7, 2014, among JAVELIN Mortgage Investment Corp., ARMOUR Residential Management LLC and JP Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on February 10, 2014).

23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
31.3	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.**
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.**
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.**

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.
** Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JAVELIN Mortgage Investment Corp.

We have audited the accompanying balance sheets of JAVELIN Mortgage Investment Corp. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2014 and 2013, and for the period from June 21, 2012 to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of JAVELIN Mortgage Investment Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, and for the period from June 21, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 26, 2015

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

Assets	December 31, 2014	December 31, 2013
Cash	$29,882	$41,524
Cash collateral posted to counterparties	3,209	648
Agency Securities, available for sale, at fair value (including pledged securities of $1,071,298 and $770,172)	1,075,521	801,777
Non-Agency Securities, trading, at fair value (including pledged securities of $158,931 and $143,080)	158,931	143,399
Linked Transactions, net, at fair value (including pledged securities of $8,940 and $140,945)	2,532	16,322
Derivatives, at fair value	7,321	59,703
Accrued interest receivable	2,792	2,336
Prepaid and other assets	713	623
Total Assets	$1,280,901	$1,066,332

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,134,387	$839,405
Cash collateral posted by counterparties	2,876	53,314
Derivatives, at fair value	2,603	—
Accrued interest payable	696	611
Accounts payable and other accrued expenses	731	1,722
Total Liabilities	$1,141,293	$895,052

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding at December 31, 2014 and December 31, 2013.	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,985 shares and 11,993 shares issued and outstanding at December 31, 2014 and December 31, 2013.	12	12
Additional paid-in capital	243,892	243,951
Accumulated deficit	(112,899)	(69,540)
Accumulated other comprehensive income (loss)	8,603	(3,143)
Total Stockholders’ Equity	$139,608	$171,280
Total Liabilities and Stockholders’ Equity	$1,280,901	$1,066,332

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
Interest Income:
Agency Securities, net of amortization of premium	$30,541	$35,081	$6,767
Non-Agency Securities, including discount accretion	9,782	7,975	1,421
Total Interest Income	$40,323	$43,056	$8,188
Interest expense	(6,635)	(7,332)	(1,455)
Net Interest Income	$33,688	$35,724	$6,733
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	8,254	(81,045)	—
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss); no amounts remaining in Accumulated other comprehensive income (loss))	—	(44,278)	—
Gain (loss) on Non-Agency Securities	559	(977)	1,124
Gain on short sale of U.S. Treasury Securities	—	633	—
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	10,330	(3,352)	—
Subtotal	$19,143	$(129,019)	$1,124
Realized loss on derivatives (1)	(12,586)	(2,795)	(583)
Unrealized gain (loss) on derivatives	(54,871)	57,748	(302)
Subtotal	$(67,457)	$54,953	$(885)
Total Other Income (Loss)	$(48,314)	$(74,066)	$239
Expenses:
Management fee	3,658	3,315	550
Professional fees	1,624	1,025	118
Insurance	434	280	56
Board compensation	715	292	55
Other	702	518	49
Total Expenses	$7,133	$5,430	$828
Net income (loss) before taxes	(21,759)	(43,772)	6,144
Income tax expense	—	(2)	(46)
Net Income (Loss)	$(21,759)	$(43,774)	$6,098
Net income (loss) per common share (Note 14)	$(1.81)	$(3.89)	$1.88
Weighted average common shares outstanding	12,000	11,257	3,247
(1) Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the statements of operations. For additional information see Note 10 to the consolidated financial statements.

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONCOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from June 21, 2012 through December 31, 2012
Net Income (Loss)	$(21,759)	$(43,774)	$6,098
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(8,254)	81,045	—
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	44,278	—
Net unrealized gain (loss) on available for sale Agency Securities	20,000	(123,864)	(4,602)
Other comprehensive income (loss)	$11,746	$1,459	$(4,602)
Comprehensive Income (Loss)	$(10,013)	$(42,315)	$1,496

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Income) Loss	Total
Balance, June 21, 2012	—	$—	$—	$—	$—	$—
Common stock dividends declared	—	—	—	(3,450)	—	(3,450)
Issuance of common stock, net	7,500	8	149,993	—	—	150,001
Net income	—	—	—	6,098	—	6,098
Other comprehensive loss	—	—	—	—	(4,602)	(4,602)
Balance, December 31, 2012	7,500	$8	$149,993	$2,648	$(4,602)	$148,047
Common stock dividends declared	—	—	—	(28,414)	—	(28,414)
Issuance of common stock, net	6,000	6	113,157	—	—	113,163
Common stock repurchased	(1,507)	(2)	(19,199)	—	—	(19,201)
Net loss	—	—	—	(43,774)	—	(43,774)
Other comprehensive income	—	—	—	—	1,459	1,459
Balance, December 31, 2013	11,993	$12	$243,951	$(69,540)	$(3,143)	$171,280
Common stock dividends declared	—	—	—	(21,600)	—	(21,600)
Issuance of common stock, net	32	—	358	—	—	358
Stock based compensation, net of withholding requirements	14	—	174	—	—	174
Common stock repurchased	(54)	—	(591)	—	—	(591)
Net loss	—	—	—	(21,759)	—	(21,759)
Other comprehensive income	—	—	—	—	11,746	11,746
Balance, December 31, 2014	11,985	$12	$243,892	$(112,899)	$8,603	$139,608

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from June 21, 2012 through December 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(21,759)	$(43,774)	$6,098
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	4,255	5,701	368
Accretion of net discount on Non-Agency Securities	(546)	762	(225)
Net (gain) loss on Non-Agency Securities	(559)	977	(1,124)
(Gain) Loss on sale of Agency Securities	(8,254)	81,045	—
Other than temporary impairment of Agency Securities	—	44,278	—
Unrealized net (gain) loss and net interest income (loss) from Linked Transactions	(10,330)	3,352	—
Gain on short sale of U.S. Treasury Securities	—	(633)	—
Stock based compensation	174	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(456)	423	(2,759)
Increase in prepaid and other assets	(90)	(452)	(171)
Increase (decrease) in derivatives, at fair value	54,985	(55,128)	(4,575)
Increase (decrease) in accrued interest payable	85	(233)	844
Increase (decrease) in accounts payable and other accrued expenses	(1,208)	379	251
Net cash provided by (used in) operating activities	$16,297	$36,697	$(1,293)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,391,296)	(899,127)	(1,123,594)
Purchases of Non-Agency Securities	(32,397)	(38,332)	(131,077)
Cash receipts (disbursements) on Linked Transactions	16,839	(19,674)	—
Principal repayments of Agency Securities	104,448	95,690	6,266
Principal repayments of Non-Agency Securities	15,494	21,788	2,480
Proceeds from sales of Agency Securities	1,028,849	984,453	—
Proceeds from sales of Non-Agency Securities	9,757	1,352	—
Disbursements on reverse repurchase agreements	—	(1,265,400)	—
Principal receipts on reverse repurchase agreements	—	1,265,400	—
(Increase) decrease in cash collateral	(52,999)	51,513	1,153
Net cash provided by (used in) investing activities	$(301,305)	$197,663	$(1,244,772)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	358	113,163	150,001
Proceeds from repurchase agreements	7,971,302	9,307,401	2,644,202
Principal repayments on repurchase agreements	(7,676,320)	(9,603,826)	(1,508,372)
Proceeds from sales of U.S. Treasury Securities	—	301,512	—
Purchases of U.S. Treasury Securities	—	(300,879)	—
Common stock dividends paid	(21,600)	(28,414)	(3,450)
Common stock repurchased	(374)	(18,109)	—
Net cash provided by (used in) financing activities	$273,366	$(229,152)	$1,282,381
Net increase (decrease) in cash	(11,642)	5,208	36,316
Cash - beginning of year and at June 21, 2012	41,524	36,316	—
Cash - end of year	$29,882	$41,524	$36,316

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental Disclosure:
Cash paid for income taxes	$—	$48	$—
Cash paid during the year for interest	$20,741	$12,079	$588
Non-Cash Investing and Financing Activities:
Unrealized gain (loss) on investment in available for sale securities	$20,000	$(123,864)	$(4,602)
Linked Transaction Value of Purchased Non-Agency Securities	$7,281	$—	$—
Amounts payable for common stock repurchased	$(217)	$(1,092)	$—

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of JAVELIN Mortgage Investment Corp. and its subsidiary. All intercompany accounts and transactions have been eliminated.The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS (as defined below) and derivative instruments.

Note 2 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement, changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership, and continued as the manager under the same Management Agreement (the "Conversion").

We are an externally managed Maryland corporation managed by ACM, an investment advisor registered with the SEC (see Note 11, “Commitments and Contingencies” and Note 16, “Related Party Transactions” for additional discussion). We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities may be issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities.

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

On June 21, 2012, a nominal initial capital contribution was made to us. The registration statement for our initial public offering was declared effective on October 2, 2012. On October 3, 2012, our common stock commenced trading on the New York Stock Exchange under the symbol “JMI”. We commenced operations upon consummation of our IPO and concurrent private placement of our common stock on October 9, 2012.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Agency Securities, Available For Sale

At December 31, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

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

Non-Agency Securities, Trading

At December 31, 2014 and December 31, 2013, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2014 or December 31, 2013.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at December 31, 2014 or December 31, 2013.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

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

Preferred Stock

At December 31, 2014, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At December 31, 2014, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,985 shares of common stock issued and outstanding at December 31, 2014 and 11,993 issued and outstanding at December 31, 2013.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 3,000 shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the year ended December 31, 2014, we repurchased 54 shares of our common stock under the Repurchase Program for an aggregate cost of $591. At December 31, 2014, there were 1,439 authorized shares remaining under our Repurchase Program.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal balance and their contractual terms. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

Note 4 - Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, Transfers and Servicing (Topic 860). The amendment changes the accounting for repurchase financing transactions, that is, a transfer of a financial asset financed by a repurchase agreement with the same counterparty. Currently, certain of these transactions are combined and accounted for as a forward contract and reported as "Linked Transactions" on our balance sheets. Under the amendment, these arrangements will no longer be presented as Linked Transactions on our consolidated balance sheets but will instead be accounted for as purchases of Non-Agency trading securities and repurchase agreement liabilities.

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

The amendment also requires certain additional disclosures about repurchase agreements beginning with our second quarter 2015 consolidated financial statements.

Note 5 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments use observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The ASC Topic No. 820 “Fair Value Measurement,” classifies these inputs into the following hierarchy:

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At December 31, 2014 and December 31, 2013, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At December 31, 2014 and December 31, 2013, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Derivative Transactions - The fair values of our interest rate swap contracts and interest rate swaptions are valued using information provided by third party pricing services that may incorporate current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,075,521	$—	$1,075,521
Non-Agency Securities, trading	$—	$—	$158,931	$158,931
Linked Transactions, net	$—	$—	$2,532	$2,532
Derivatives	$—	$7,321	$—	$7,321
Liabilities at Fair Value:
Derivatives	$—	$2,603	$—	$2,603

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets at Fair Value:
Agency Securities, available for sale	$—	$801,777	$—	$801,777
Non-Agency Securities, trading	$—	$—	$143,399	$143,399
Linked Transactions, net	$—	$—	$16,322	$16,322
Derivatives	$—	$59,703	$—	$59,703

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2013.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at December 31, 2014 and December 31, 2013.

	December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$29,882	$29,882	$29,882	$—	$—
Cash collateral posted to counterparties	$3,209	$3,209	$—	$3,209	$—
Accrued interest receivable	$2,792	$2,792	$—	$2,792	$—
Financial Liabilities:
Repurchase agreements	$1,134,387	$1,134,387	$—	$1,134,387	$—
Cash collateral posted by counterparties	$2,876	$2,876	$—	$2,876	$—
Accrued interest payable	$696	$696	$—	$696	$—

	December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$41,524	$41,524	$41,524	$—	$—
Cash collateral posted to counterparties	$648	$648	$—	$648	$—
Accrued interest receivable	$2,336	$2,336	$—	$2,336	$—
Financial Liabilities:
Repurchase agreements	$839,405	$839,405	$—	$839,405	$—
Cash collateral posted by counterparties	$53,314	$53,314	$—	$53,314	$—
Accrued interest payable	$611	$611	$—	$611	$—

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables provide a summary of the changes in Level 3 assets measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 and for the period from June 21, 2012 through December 31, 2012.

Non-Agency Securities	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
Balance, beginning of period	$143,399	$129,946	$—
Purchases of Non-Agency Securities, at cost	32,397	38,332	131,077
Principal repayments of Non-Agency Securities	(15,494)	(21,788)	(2,480)
Proceeds from the sale of Non-Agency Securities	(9,757)	(1,352)	—
Gain (loss) on Non-Agency Securities	559	(977)	1,124
Linked Transactions Value of Purchased Non-Agency Securities	7,281	—	—
Discount accretion	546	(762)	225
Balance, end of period	$158,931	$143,399	$129,946
Gain (loss) on Non-Agency Securities	$559	$(977)	$1,124

Linked Transactions	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
Balance, beginning of period	$16,322	$—	$—
Linked Transaction value of purchased Non-Agency Securities	(7,281)	—	—
Cash (receipts) disbursements on Linked Transactions	(16,839)	19,674	—
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	10,330	(3,352)	—
Balance, end of period	$2,532	$16,322	$—
Gain (loss) on Linked Transactions	$10,330	$(3,352)	$—

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions) include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values (inclusive of Non-Agency Securities underlying Linked Transactions) at December 31, 2014 and December 31, 2013, respectively. See Note 8, "Linked Transaction" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions.

December 31, 2014

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	14.98%	47.89%
Loss severity (life)	18.80%	57.15%	100.00%
Discount rate	4.60%	5.44%	6.50%
Delinquency (life)	0.00%	13.51%	46.30%
Voluntary prepayments (life)	5.20%	9.02%	15.50%

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	6.99%	33.27%
Loss severity (life)	0.00%	31.20%	62.60%
Discount rate	4.01%	5.32%	6.50%
Delinquency (life)	0.00%	9.74%	29.50%
Voluntary prepayments (life)	6.70%	9.74%	14.80%

The tables above include the effects of the structural elements of our Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions), such as subordination, over collateralization or insurance. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates for the life of the security. However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

Note 6 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2013, investments in Agency Securities accounted for 84.80% of our MBS portfolio and 73.80% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Linked Transactions)

We evaluated our Agency Securities with unrealized losses at December 31, 2014 and December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the year ended December 31, 2014 and for the period from June 21, 2012 through December 31, 2012. In December 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44,278) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744,600 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which were primarily 20-year and 15-year fixed rate securities. We previously determined that at December 31, 2012, there was no other than temporary impairment.

 At December 31, 2014, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2014 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.25% at December 31, 2014.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2014

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
Multi-Family MBS	$230,799	$—	$2,903	$233,702	21.73%
15 Year Fixed	790,238	(26)	6,031	796,243	74.03%
20 Year Fixed	45,881	(652)	347	45,576	4.24%
Total Fannie Mae	$1,066,918	$(678)	$9,281	$1,075,521	100.00%
Total Agency Securities	$1,066,918	$(678)	$9,281	$1,075,521

At December 31, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2013 are also presented below.  All of our Agency Securities were fixed rate securities with a weighted average coupon of 3.14% at December 31, 2013.

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

The following table summarizes the weighted average lives of our Agency Securities at December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	702,485	697,385	28,279	29,336
Greater than or equal to five years	373,036	369,533	773,498	775,584
Total Agency Securities	$1,075,521	$1,066,918	$801,777	$804,920

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	$58,363	$(26)	$27,640	$(652)	$86,003	$(678)
December 31, 2013	$—	$—	$57,167	$(3,143)	$57,167	$(3,143)

During the year ended December 31, 2014 we sold $1,028,849 of Agency Securities, resulting in a realized gain of $8,254. During the year ended December 31, 2013, we sold $984,453 of Agency Securities, resulting in a realized loss of $(81,045). For the period from June 21, 2012 through December 31, 2012, we did not sell any Agency Securities. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the consolidated statements of operations in the period in which they occur.

During the year ended December 31, 2014, we completed the purchase of Non-Agency Securities with a fair value of $22,322 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $15,042.

At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8,“Linked Transactions” for additional discussion of Linked Transactions).

The components of the carrying value of our Non-Agency Securities at December 31, 2014 are presented in the table below.

	Non-Agency Securities
December 31, 2014	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$41,288	$40,894	$47,806	5.43%
Prime Hybrid	15,592	13,982	18,565	2.29%
Prime Floater	18,625	19,380	19,750	4.22%
Alt-A Fixed	75,072	70,986	88,965	5.99%
Alt-A Hybrid	8,354	7,972	9,998	2.50%
Total Non-Agency Securities	$158,931	$153,214	$185,084	5.09%

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

At December 31, 2013, investments in Non-Agency Securities accounted for 15.20% of our MBS portfolio and 26.2% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, "Linked Transactions" for additional discussion of Linked Transactions.

The components of the carrying value of our Non-Agency Securities at December 31, 2013 are presented in the table below.

	Non-Agency Securities
December 31, 2013	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$51,515	$51,922	$57,995	4.96%
Prime Hybrid	17,067	15,705	21,253	3.36%
Prime Floater	2,117	2,001	2,000	5.41%
Alt-A Fixed	63,582	61,554	77,922	5.85%
Alt-A Hybrid	9,118	8,494	11,091	2.59%
Total Non-Agency Securities	$143,399	$139,676	$170,261	5.02%

Prime/Alt-A Non-Agency Securities at December 31, 2014 and December 31, 2013 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade at December 31, 2014 and December 31, 2013.

The following table summarizes the weighted average lives of our Non-Agency Securities at December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	20,045	19,866	36,581	35,254
Greater than or equal to five years	138,886	133,348	106,818	104,422
Total Non-Agency Securities	$158,931	$153,214	$143,399	$139,676

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at December 31, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	$19,166	$(1,029)	$5,893	$(296)	$25,059	$(1,325)
December 31, 2013	$42,095	$(1,089)	$—	$—	$42,095	$(1,089)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2014 and December 31, 2013, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

During the year ended December 31, 2014 we sold $9,757 of Non-Agency Securities resulting in a realized gain of $396. During the year ended December 31, 2013 we sold $1,352 of Non-Agency Securities resulting in a realized loss of $(97) For the period from June 21, 2012 through December 31, 2012, we did not sell any Non-Agency Securities. Sales of Non-Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At December 31, 2014, our repurchase agreement balance on our consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

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

The following tables present information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at December 31, 2014 and December 31, 2013. We did not have any Linked Transactions at December 31, 2012. Our Non-Agency Securities underlying our Linked Transactions represented approximately 0.72% and 13.0% of our overall investment in MBS at December 31, 2014 and December 31, 2013, respectively.

December 31, 2014

Linked Repurchase Agreements			Linked Non-Agency Securities
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$676	1.51%	Prime	$—	$—	$—	0.00%
31 days to 60 days	—	0.00%	Alt-A	8,940	8,854	12,199	6.22%
61 days to 90 days	5,708	2.01%	Total	$8,940	$8,854	$12,199	6.22%
Greater than 90 days	—	0.00%
Total	$6,384	1.95%

Not included in the tables above is $24 of accrued interest payable from Linked Transactions included in our consolidated balance sheet for the year ended December 31, 2014.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Not included in the tables above is $83 of accrued interest payable from Linked Transactions included in our consolidated balance sheet for the year ended December 31, 2013.

The following table presents certain information about the components of the unrealized net gains and (losses) and net interest income (loss) from Linked Transactions included in our consolidated statements of operations for the year ended December 31, 2014 and December 31, 2013. We did not have any Linked Transactions for the period from June 21, 2012 through December 31, 2012.

Unrealized Net Gain (Loss) and Net Interest Income (Loss) from Linked Transactions	December 31, 2014	December 31, 2013
Interest income attributable to MBS underlying Linked Transactions	$4,671	$2,334
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	(768)	(534)
Gain on sale of Linked Transactions	2,971	—
Change in fair value of Linked Transactions included in earnings	3,456	(5,152)
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	$10,330	$(3,352)

Note 9 - Repurchase Agreements

At December 31, 2014 we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties. At December 31, 2013 we had MRAs with 27 counterparties and had $839,405 in outstanding borrowings with 20 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of Linked Transactions.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases at December 31, 2014 and December 31, 2013.

December 31, 2014	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,020,916	0.37%	39	4.87%
Non-Agency Securities	70,697	1.74%	43	25.44%
U.S. Treasury Securities	42,774	0.19%	2	0.00%
Total or Weighted Average	$1,134,387	0.45%	38	7.56%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Maturing or Repricing	December 31, 2014	Weighted Average Contractual Rate	December 31, 2013	Weighted Average Contractual Rate
Within 30 days	$522,855	0.44%	$380,744	0.67%
31 days to 60 days	289,819	0.41%	408,054	0.49%
61 days to 90 days	321,713	0.49%	40,362	1.00%
Greater than 90 days	—	0.00%	10,245	2.10%
Total or Weighted Average	$1,134,387	0.45%	$839,405	0.61%

We have 9 repurchase agreement counterparties that individually account for 5% or greater of our aggregate borrowings. In total, these counterparties account for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties where the amount at risk individually accounts for 5% or greater of our stockholders' equity at December 31, 2014.

Repurchase Agreement Counterparty	Amount at Risk	Weighted Average Maturity of Repurchase Agreements
Bank of America-Merrill Lynch	$7,238	42
BNP Paribas Securities Corp.	7,289	14
Royal Bank of Canada	11,018	42
UBS AG (1)	19,194	615
Total	$44,739
(1) Amount at risk exceeds 10% of stockholders' equity.

For the year ended December 31, 2014 and during the period from June 21, 2012 through December 31, 2012, we did not have any sales or purchases of U.S. Treasury Securities. During the year ended December 31, 2013, we sold short $301,512 of U.S. Treasury Securities which were repurchased at a cost of $300,879, resulting in a gain of $633.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

 The following tables present information about interest rate swap contracts and interest rate swaptions which are included in derivatives on the accompanying consolidated balance sheets at December 31, 2014 and December 31, 2013.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	25-36 Months	34	0.55%	50,000	611	—
Interest rate swap contract	37-48 Months	41	0.92%	50,000	241	—
Interest rate swap contracts	49-60 Months	58	1.59%	60,000	—	(306)
Interest rate swap contracts	85-96 Months	93	1.50%	175,000	4,178	—
Interest rate swap contracts	97-108 Months	100	1.91%	526,250	2,291	(2,297)
Total or Weighted Average		89	1.67%	$861,250	$7,321	$(2,603)
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.

December 31, 2013

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	37-48 Months	46	0.55%	50,000	801	—
Interest rate swap contracts	49-60 Months	53	0.92%	50,000	532	—
Interest rate swap contracts	97-108 Months	105	1.50%	175,000	15,023	—
Interest rate swap contracts	109-120 Months	112	1.91%	526,250	36,463	—
Interest rate swaptions	60 Months	9	2.73%	750,000	6,884	—
Total or Weighted Average		58	2.19%	$1,551,250	$59,703	$—
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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying consolidated balance sheets at December 31, 2014.

December 31, 2014		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$7,321	$(2,603)	$333	$5,051
Totals	$7,321	$(2,603)	$333	$5,051

December 31, 2014		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(2,603)	$2,603	$—	$—
Totals	$(2,603)	$2,603	$—	$—

The following tables present information about interest rate swap contracts and interest rate swaptions and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying consolidated balance sheets at December 31, 2013.

December 31, 2013		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$52,819	$—	$(52,315)	$504
Interest rate swaptions	6,884	—	—	6,884
Totals	$59,703	$—	$(52,315)	$7,388

We did not have any derivatives in a liability position on our consolidated balance sheet at December 31, 2013.

We apply trade date accounting. We did not have unsettled purchases or sales of derivatives at December 31, 2014 or December 31, 2013.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2014 and December 31, 2013 for the period from June 21, 2012 through December 31, 2012.

		Income (Loss) Recognized
Derivatives	Location on consolidated statements of operations	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$1,060	$787	$83
Interest expense	Realized loss on derivatives	(13,646)	(9,457)	(666)
Changes in fair value	Unrealized gain (loss) on derivatives	(47,987)	57,738	614
		$(60,573)	$49,068	$31
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	5,875	—
Changes in fair value	Unrealized gain (loss) on derivatives	(6,884)	10	(916)
		$(6,884)	$5,885	$(916)
Totals		$(67,457)	$54,953	$(885)

Note 11 - Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement, (the “Management Agreement”) see also Note 14, "Related Party Transactions"). The Management Agreement entitles ACM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our initial public offering and private placement equity) up to $1.0 billion plus (b) 1.0% of gross equity raised in excess of $1.0 billion. Gross equity raised was $243,101 at December 31, 2014. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ACM is entitled to receive a termination fee from us under certain circumstances. The ACM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ACM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ACM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2014, December 31, 2013.

We are not party to any pending, threatened or contemplated litigation.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 12 - Stock-Based Compensation

Stock Incentive Plan

Our 2012 Stock Incentive Plan (the "Plan") provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”) to eligible individuals. The maximum number of shares of common stock reserved for the grant of awards under the Plan is equal to 3.0% of the total issued and outstanding shares of common stock (on a fully diluted basis) at the time of the grant of the award (other than any shares of common stock issued or subject to awards made pursuant to the Plan). If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

At December 31, 2014 there were 360 shares reserved for award under the Plan. No awards have been made to date.

Directors Fees

In the first quarter of 2014, we began paying to our non-employee directors a fee payable in common stock, or a combination of stock and cash at the option of the director. The number of shares issued is determined by dividing the chosen U.S. dollar amount of these fees by the closing market price for our stock at the end of each quarter.

Note 13 - Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the year ended December 31, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.15	$1,799
February 14, 2014	February 27, 2014	$0.15	1,799
March 17, 2014	March 28, 2014	$0.15	1,799
April 15, 2014	April 29, 2014	$0.15	1,799
May 15, 2014	May 29, 2014	$0.15	1,799
June 16, 2014	June 27, 2014	$0.15	1,800
July 15, 2014	July 30, 2014	$0.15	1,800
August 15, 2014	August 29, 2014	$0.15	1,800
September 15, 2014	September 29, 2014	$0.15	1,800
October 15, 2014	October 30, 2014	$0.15	1,800
November 17, 2014	November 26, 2014	$0.15	1,800
December 15, 2014	December 30, 2014	$0.15	1,805
Total dividends paid			$21,600

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table presents our common stock dividend transactions for the year ended December 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	1,725
March 15, 2013	March 27, 2013	$0.23	1,725
April 15, 2013	April 29, 2013	$0.23	1,725
May 15, 2013	May 30, 2013	$0.23	3,105
June 14, 2013	June 27, 2013	$0.23	3,105
July 15, 2013	July 30, 2013	$0.23	3,105
August 15, 2013	August 29, 2013	$0.23	3,105
September 16, 2013	September 27, 2013	$0.23	3,105
October 15, 2013	October 28, 2013	$0.15	2,025
November 15, 2013	November 27, 2013	$0.15	2,025
December 16, 2013	December 27, 2013	$0.15	1,939
Total dividends paid			$28,414

The following table presents our common stock dividend transactions for the period from June 21, 2012 through December 31, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
November 19, 2012	November 29, 2012	$0.23	$1,725
December 14, 2012	December 28, 2012	$0.23	1,725
Total dividends paid			$3,450

Equity Capital Raising Activities

The following table presents our equity transactions for the year ended December 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Dividend Reinvestment Plan Shares	July 25, 2014 to December 30, 2014	NM	$12.48	NM
Common equity distribution agreements	November 25, 2014 to December 5, 2014	32	$12.61	358
(1) Weighted average price.
NM - Not meaningful

The following table presents our equity transactions for the year ended December 31, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds
Common stock follow-on public offering	May 13, 2013	6,000	$18.93	$113,163

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table presents our equity transactions for the period from June 21, 2012 through December 31, 2012.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds
Initial Capital Contribution	June 21, 2012	NM	$20.00	$1
IPO	October 9, 2012	7,250	$20.00	$145,000
Private Placement	October 9, 2012	250	$20.00	$5,000
NM - Not Meaningful

The underwriting discounts and commissions in connection with the IPO and our organizational costs and other costs related to the IPO were paid by Staton Bell Blank Check LLC ("SBBC") and we did not reimburse SBBC for these costs. As a result, we received net proceeds from the IPO of $145,000.

Common Stock Repurchases

The following table presents our common stock repurchases for the year ended December 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased shares	December 23, 2014 to December 30, 2014	54	$10.95	$(591)
(1) Weighted average price.

The following table presents our common stock repurchases for the year ended December 31, 2013. We did not have any common stock repurchases for the period from June 21, 2012 through December 31, 2012.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased shares	November 26, 2013 to December 30, 2013	1,507	$12.72	$(19,201)
(1) Weighted average price.

At December 31, 2014, there were 1,439 authorized shares remaining under our Repurchase Program.

Note 14 – Net Income (Loss) per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis. Net loss per common share was $(1.81) and $(3.89) based on weighted average shares outstanding of 12,000 and 11,257, respectively, for the years ended December 31, 2014 and December 31, 2013, respectively. Because our income, expenses and capitalization were nominal during a majority of the period from June 21, 2012 through December 31, 2012, weighted average shares outstanding of 3,247, as computed on a daily basis in accordance with GAAP, is not representative of the actual number of shares outstanding for that period. As a result, net income per common share of $1.88 per share, calculated in accordance with GAAP, was not meaningful under the circumstances. Among other reasons, such calculation understated the actual shares outstanding during the relevant period of operations by including the pre-operating period. As a result, such per share amounts overstated the amount of dividends per share that stockholders were entitled to receive if our total net income for 2012 had been distributed as earned. During 2012, we paid dividends of $0.46 per common share, or $3,450 in aggregate, based on 7,500 shares of record.

To date, we have not issued any dilutive securities.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 15 – Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the years ended December 31, 2014 and December 31, 2013 and for the period from June 21, 2012 through December 31, 2012.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period From June 21, 2012 Through December 31, 2012
GAAP Net income (loss)	$(21,759)	$(43,774)	$6,098
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions	(6,143)	8,006	(978)
Net capital losses carried forward	—	80,509	—
Gain on sale of Agency Securities	(8,254)	—	—
Other than temporary impairment of Agency Securities	—	44,278	—
Amortization of deferred hedging gains (costs)	229	(57,879)	—
Net premium amortization differences	(809)	—	—
Changes in interest rate contracts	54,871	(5,875)	302
Other	3	3	46
Estimated taxable income	$18,138	$25,268	$5,468

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract.

Net capital losses realized in 2013 and 2014 totaling $(80,509) and $(33,335) will be available to offset future capital gains realized through 2018 and 2019, respectively.

The aggregate tax basis of our assets and liabilities is less than our Total Stockholders’ Equity at December 31, 2014 by approximately $14,136, or approximately $1.18 per share (based on the 11,985 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $21,600 and $28,414 for the year ended December 31, 2014 and December 31, 2013, respectively. We made dividend payments to stockholders of $3,450 for the period from June 21, 2012 through December 31, 2012. Our estimated REIT taxable income available to pay dividends was $18,138 and $25,268 for the year ended December 31, 2014 and December 31, 2013 and $5,468 for the period from June 21, 2012 through December 31, 2012, respectively.

In 2012, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements and consequently we accrued an excise tax of $46, which is included in income tax expense on our statement of operations. Distributions in 2013 exceeded the required minimum.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 16 - Related Party Transactions

We are externally managed by ACM pursuant to the Management Agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement runs through October 5, 2017 and is thereafter automatically renewed for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

     Under the terms of the Management Agreement, ACM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ACM is responsible for the following primary roles:

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

     In accordance with the Management Agreement, we incurred $3,658 and $3,315 and in management fees for the year ended December 31, 2014 and December 31, 2013, respectively and $550 in management fees for the period from June 21, 2012 through December 31, 2012.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2014 and December 31, 2013 and for the period from June 21, 2012 through December 31, 2012, we reimbursed ACM $353, $147 and $3, respectively, for expenses incurred on our behalf.

Pursuant to the sub-management agreement, SBBC provides the following services to support ACM's performance of services to us under the Management Agreement, in each case upon reasonable request by ACM: (i) serving as a consultant to ACM with respect to the periodic review of our investment guidelines; (ii) identifying for ACM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ACM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ACM with respect to our stockholder and public relations matters; (v) advising and assisting ACM with respect to our capital structure and capital raising; and (vi) advising ACM on negotiating agreements relating to programs established by the U.S. Government. In exchange for such services, ACM pays SBBC a monthly retainer of $115 and a sub-management fee of 25% of the net management fee earned by ACM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ACM the services described above in connection with ACM's management of ARMOUR. In connection with the Conversion, SBBC became substantially wholly owned by ACM, effective January 1, 2015.

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

Note 18 – Subsequent Events

On January 27, 2015, a cash dividend of $0.12 per outstanding common share, or $1,438 in the aggregate, was paid to holders of record on January 15, 2015. We have also declared cash dividends of $0.12 per outstanding common share payable February 27, 2015 to holders of record on February 13, 2015 and payable March 27, 2015 to holders of record on March 13, 2015.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 19- Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income:
Agency Securities, net of amortization of premium	$8,445	$8,031	$7,246	$6,819
Non-Agency Securities, including discount accretion	2,308	2,410	2,478	2,592
Total Interest Income	$10,753	$10,441	$9,724	$9,411
Interest expense	(1,448)	(1,769)	(1,698)	(1,638)
Net Interest Income	$9,305	$8,672	$8,026	$7,773
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss)	8,810	(34)	(845)	323
Gain (loss) on Non-Agency Securities	833	288	1,571	(2,133)
Unrealized net gain and net interest income from Linked Transactions	4,427	2,950	1,145	1,726
Realized loss on derivatives (1)	(3,106)	(3,097)	(3,131)	(3,252)
Unrealized gain (loss) on derivatives	(20,029)	(15,703)	1,293	(20,432)
Expenses	(2,103)	(1,852)	(1,487)	(1,697)
Net Income (Loss)	$(1,863)	$(8,776)	$6,572	$(17,692)
Net income (loss) per common share	$(0.16)	$(0.73)	$0.55	$(1.47)
Weighted average common shares outstanding	11,993	11,996	11,999	12,010
Common stock dividends declared	$5,397	$5,398	$5,400	$5,406
Common stock dividends declared per share	$0.45	$0.45	$0.45	$0.45
Common Shares of record end of period	11,996	11,999	12,003	11,985
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Interest income:
Agency Securities, net of amortization of premium	$7,144	$9,336	$9,834	$8,767
Non-Agency Securities, including discount accretion	1,860	1,832	2,105	2,178
Total Interest Income	$9,004	$11,168	$11,939	$10,945
Interest expense	(1,727)	(1,924)	(2,001)	(1,690)
Net Interest Income	$7,277	$9,244	$9,938	$9,255
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss)	—	—	(48,554)	(32,491)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	—	—	(44,278)
Gain (loss) on Non-Agency Securities	2,210	(5,635)	734	1,714
Gain (loss) on short sale of U.S. Treasury Securities	—	(3,106)	3,739	—
Unrealized net gain (loss) and net interest income from Linked Transactions	—	(2,288)	724	(1,778)
Realized gain (loss) on derivatives (1)	(950)	(1,989)	(2,673)	2,817
Unrealized gain on derivatives	3,444	43,181	269	10,854
Expenses	(1,003)	(1,170)	(1,394)	(1,863)
Income tax expense	(2)	—	—	—
Net Income (Loss)	$10,976	$38,237	$(37,217)	$(55,770)
Net income (loss) per common share	$1.46	$3.56	$(2.76)	$(4.22)
Weighted average common shares outstanding	7,500	10,731	13,500	13,209
Common stock dividends declared	$5,175	$7,935	$9,315	$5,989
Common stock dividends declared per share	$0.69	$0.69	$0.69	$0.45
Common Shares of record end of period	7,500	13,500	13,500	11,993
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2015	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)	February 26, 2015
Scott J. Ulm

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President and Co-Vice Chairman	February 26, 2015
Jeffrey J. Zimmer

/s/ James R. Mountain	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 26, 2015
James R. Mountain

/s/ Daniel C. Staton	Chairman	February 23, 2015
Daniel C. Staton

/s/ Marc H. Bell	Director	February 24, 2015
Marc H. Bell

/s/ Thomas K. Guba	Director	February 24, 2015
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 23, 2015
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 24, 2015
John P. Hollihan, III

/s/ John C. Chrystal	Director	February 23, 2015
John C. Chrystal

/s/ Robert C. Hain	Director	February 24, 2015
Robert C. Hain