Form 10-Q
period 2015-03-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2015-05-04
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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

The number of outstanding shares of the Registrant’s common stock as of May 1, 2015 was 11,991,742.

JAVELIN Mortgage Investment Corp. and Subsidiary
TABLE OF CONTENTS

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2015	December 31, 2014
Assets
Cash	$19,505	$29,882
Cash collateral posted to counterparties	11,791	3,209
Agency Securities, available for sale, at fair value (including pledged securities of $758,261 and $1,071,298)	759,732	1,075,521
Non-Agency Securities, trading, at fair value (including pledged securities of $201,315 and $158,931)	201,315	158,931
Linked Transactions, net, at fair value (including pledged securities of $8,940 in 2014)	—	2,532
Receivable for unsettled sales (including pledged securities of $151,130 in 2015)	151,130	—
Derivatives, at fair value	722	7,321
Accrued interest receivable	2,322	2,792
Prepaid and other assets	635	713
Total Assets	$1,147,152	$1,280,901
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$1,004,067	$1,134,387
Cash collateral posted by counterparties	524	2,876
Derivatives, at fair value	8,720	2,603
Accrued interest payable	586	696
Accounts payable and other accrued expenses	132	731
Total Liabilities	$1,014,029	$1,141,293

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding at March 31, 2015 and December 31, 2014.	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,991 shares and 11,985 shares issued and outstanding at March 31, 2015 and December 31, 2014.	12	12
Additional paid-in capital	243,937	243,892
Accumulated deficit	(123,399)	(112,899)
Accumulated other comprehensive income	12,573	8,603
Total Stockholders’ Equity	$133,123	$139,608
Total Liabilities and Stockholders’ Equity	$1,147,152	$1,280,901

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Interest Income:
Agency Securities, net of amortization of premium	$5,304	$8,445
Non-Agency Securities, including discount accretion	2,697	2,308
Total Interest Income	$8,001	$10,753
Interest expense	(1,430)	(1,448)
Net Interest Income	$6,571	$9,305
Other Income (Loss):
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income (loss))	4,271	8,810
Gain on Non-Agency Securities	2,606	833
Unrealized net gain and net interest income from Linked Transactions	—	4,427
Subtotal	$6,877	$14,070
Realized loss on derivatives (1)	(2,263)	(3,106)
Unrealized loss on derivatives	(15,633)	(20,029)
Subtotal	$(17,896)	$(23,135)
Total Other Loss	$(11,019)	$(9,065)
Expenses:
Management fee	901	912
Professional fees	359	742
Insurance	99	110
Board compensation	179	125
Other	199	214
Total Expenses	$1,737	$2,103
Net Loss	$(6,185)	$(1,863)
Net loss per common share (Note 14)	$(0.52)	$(0.16)
Dividends declared per common share	$0.36	$0.45
Weighted average common shares outstanding	11,985	11,993
(1) Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the statements of operations. For additional information see Note 10 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Net Loss	$(6,185)	$(1,863)
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(4,271)	(8,810)
Net unrealized gain on available for sale Agency Securities	8,241	5,298
Other comprehensive income (loss)	$3,970	$(3,512)
Comprehensive Loss	$(2,215)	$(5,375)

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015	11,985	$12	$243,892	$(112,899)	$8,603	$139,608
Common stock dividends declared	—	—	—	(4,315)	—	(4,315)
Issuance of common stock, net	—	—	1	—	—	1
Stock based compensation, net of withholding requirements	6	—	44	—	—	44
Net loss	—	—	—	(6,185)	—	(6,185)
Other comprehensive income	—	—	—	—	3,970	3,970
Balance, March 31, 2015	11,991	$12	$243,937	$(123,399)	$12,573	$133,123

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net loss	$(6,185)	$(1,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premium on Agency Securities	1,032	180
Accretion of net discount on Non-Agency Securities	24	(328)
Net gain on Non-Agency Securities	(2,606)	(833)
Realized gain on sale of Agency Securities	(4,271)	(8,810)
Unrealized net gain and net interest income (loss) from Linked Transactions	—	(4,427)
Stock based compensation	44	45
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	470	(1,001)
Increase in prepaid and other assets	78	50
Increase in derivatives, at fair value	12,716	21,192
Increase (decrease) in accrued interest payable	(134)	67
Decrease in accounts payable and other accrued expenses	(599)	(1,037)
Net cash provided by operating activities	$569	$3,235
Cash Flows From Investing Activities:
Purchases of Agency Securities	(128,908)	(826,539)
Purchases of Non-Agency Securities	(34,596)	(1,250)
Cash receipts on Linked Transactions	—	681
Principal repayments of Agency Securities	21,055	14,534
Principal repayments of Non-Agency Securities	3,734	3,400
Proceeds from sales of Agency Securities	279,721	385,191
Increase in cash collateral posted to/by counterparties	(10,934)	(19,223)
Net cash provided by (used in) investing activities	$130,072	$(443,206)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	1	—
Proceeds from repurchase agreements	1,464,434	2,150,972
Principal repayments on repurchase agreements	(1,601,138)	(1,714,584)
Common stock dividends paid	(4,315)	(5,397)
Net cash provided by (used in) financing activities	$(141,018)	$430,991
Net decrease in cash	(10,377)	(8,980)
Cash - beginning of period	29,882	41,524
Cash - end of period	$19,505	$32,544
Supplemental Disclosure:
Cash paid during the period for interest	$7,674	$6,361
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$151,130	$358,456
Payable for unsettled purchases	$—	$312,447
Net unrealized gain on available for sale Agency Securities	$8,241	$5,298
Linked Transaction value of purchased Non-Agency Securities	$2,532	$—

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated financial statements include the accounts of JAVELIN Mortgage Investment Corp. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of Agency Securities (as defined below) and derivative instruments.

Note 2 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement (as defined below), changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership, and continued as the manager under the same Management Agreement (the "Conversion").

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

Purchases and sales of our MBS are recorded on the trade date. However, in 2014, if on the purchase settlement date, a repurchase agreement was used to finance the purchase of an MBS with the same counterparty and such transaction was determined to be linked, then the MBS and linked repurchase borrowing were reported on the same settlement date as Linked Transactions (see below).

Agency Securities, Available For Sale

At March 31, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

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

Non-Agency Securities, Trading

At March 31, 2015 and December 31, 2014, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

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

In addition to the repurchase agreement financing discussed above we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2015 or December 31, 2014.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at March 31, 2015 or December 31, 2014.

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

Linked Transactions

Through December 31, 2014, the initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty were considered part of the same arrangement, or a “Linked Transaction,” when certain criteria were met. Our acquisition of a Non-Agency Security and a related repurchase financing provided by the seller are generally considered to be linked if the initial transfer of and repurchase financing are contractually contingent, or there is a limited secondary market for the purchased security. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as “Linked Transactions” on our balance sheets. Changes in the fair value of the Non-Agency Securities and repurchase liabilities underlying the Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income (loss) from Linked Transactions” on our statements of operations and are not included in other comprehensive income (loss). When the linking criteria are no longer met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately as a MBS purchase and repurchase financing. See Note 4, "Recent Accounting Pronouncements."

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Preferred Stock

At March 31, 2015, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At March 31, 2015, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,991 shares of common stock issued and outstanding at March 31, 2015 and 11,985 issued and outstanding at December 31, 2014.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 3,000 shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the quarter ended March 31, 2015, we did not repurchase any shares of our common stock under the Repurchase Program. At March 31, 2015, there were 1,439 authorized shares remaining under our Repurchase Program.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

Note 4 - Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, Transfers and Servicing (Topic 860). The amendment changed the accounting for repurchase financing transactions, that is, a transfer of a financial asset financed by a repurchase agreement with the same counterparty. In 2014, certain of these transactions were combined and accounted for as a forward contract and are reported as "Linked Transactions" on our balance sheet. Under the amendment, these arrangements are no longer presented as Linked Transactions on our condensed consolidated balance sheet but are instead accounted for from inception as purchases of Non-Agency trading securities and repurchase agreement liabilities.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The amendment also changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. We do not currently have, and do not contemplate having, repurchase-to-maturity transactions.

The accounting changes were effective for the Company beginning on January 1, 2015, early adoption was prohibited. In 2014, we continue to account for Linked Transactions and Non-Agency Securities all on a fair value basis. Accordingly, the adoption of this amendment has had no effect on our results of operations or our accumulated deficit.

The amendment also requires certain additional disclosures about repurchase agreements beginning with our second quarter 2015 condensed consolidated financial statements.

Note 5 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments use observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The Accounting Standards Codification Topic No. 820 “Fair Value Measurement,” classifies these inputs into the following hierarchy:

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At March 31, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At March 31, 2015 and December 31, 2014, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

Linked Transactions - Through December 31, 2014, the Non-Agency Securities underlying our Linked Transactions were valued using similar techniques to those used for our other Non-Agency Securities. The value of the underlying Non-Agency Security was then netted against the carrying amount (which approximated fair value) of the repurchase agreement at the valuation date. The fair value of Linked Transactions also included accrued interest receivable on the Non-Agency Security and accrued interest payable on the underlying repurchase agreement. Our Linked Transactions were classified as Level 3 at December 31, 2014.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$759,732	$—	$759,732
Non-Agency Securities, trading	$—	$—	$201,315	$201,315
Derivatives	$—	$722	$—	$722
Liabilities at Fair Value:
Derivatives	$—	$8,720	$—	$8,720

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the quarter ended March 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,075,521	$—	$1,075,521
Non-Agency Securities, trading	$—	$—	$158,931	$158,931
Linked Transactions, net	$—	$—	$2,532	$2,532
Derivatives	$—	$7,321	$—	$7,321
Liabilities at Fair Value:
Derivatives	$—	$2,603	$—	$2,603

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2014.

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at March 31, 2015 and December 31, 2014.

	March 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$19,505	$19,505	$19,505	$—	$—
Cash collateral posted to counterparties	$11,791	$11,791	$—	$11,791	$—
Receivable for unsettled sales	$151,130	$151,130	$—	$151,130	$—
Accrued interest receivable	$2,322	$2,322	$—	$2,322	$—
Financial Liabilities:					—
Repurchase agreements	$1,004,067	$1,004,067	$—	$1,004,067	$—
Cash collateral posted by counterparties	$524	$524	$—	$524	$—
Accrued interest payable	$586	$586	$—	$586	$—

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

The following tables provide a summary of the changes in Level 3 assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

Non-Agency Securities	For the Quarter Ended March 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$158,931	$143,399
Purchases of Non-Agency Securities, at cost	34,596	32,397
Principal repayments of Non-Agency Securities	(3,734)	(15,494)
Proceeds from the sale of Non-Agency Securities	—	(9,757)
Gain on Non-Agency Securities	2,606	559
Linked Transactions value of purchased Non-Agency Securities	2,532	7,281
Linked Transactions liabilities recognized	6,408	—
Discount accretion	(24)	546
Balance, end of period	$201,315	$158,931
Gain on Non-Agency Securities	$2,606	$559

Linked Transactions	For the Quarter Ended March 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$2,532	$16,322
Linked Transaction value of purchased Non-Agency Securities	(2,532)	(7,281)
Cash receipts on Linked Transactions	—	(16,839)
Unrealized net gain and net interest income (loss) from Linked Transactions	—	10,330
Balance, end of period	$—	$2,532
Gain on Linked Transactions	$—	$10,330

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions though December 31, 2014) include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at March 31, 2015 and December 31, 2014 (inclusive of Non-Agency Securities underlying Linked Transactions), respectively. See Note 8, "Linked Transaction" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions through December 31, 2014.

March 31, 2015

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	21.46%	67.30%
Loss severity (life)	19.10%	46.44%	70.20%
Discount rate	3.54%	5.46%	5.50%
Delinquency (life)	0.00%	15.54%	53.60%
Voluntary prepayments (life)	1.00%	8.85%	17.56%

December 31, 2014

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	14.98%	47.89%
Loss severity (life)	18.80%	57.15%	100.00%
Discount rate	4.60%	5.44%	6.50%
Delinquency (life)	0.00%	13.51%	46.30%
Voluntary prepayments (life)	5.20%	9.02%	15.50%

The tables above include the effects of the structural elements of our Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions though December 31, 2014), such as subordination, over collateralization or insurance. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates for the life of the security. However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

Note 6 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. At March 31, 2015, investments in Agency Securities accounted for 79.05% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014).

We evaluated our Agency Securities with unrealized losses at March 31, 2015 and March 31, 2014 and December 31, 2014, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the quarters ended March 31, 2015, March 31, 2014 and for the year ended December 31, 2014.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

 At March 31, 2015, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at March 31, 2015 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.24% at March 31, 2015.

March 31, 2015

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
Multi-Family MBS	$155,462	$—	$5,444	$160,906	21.18%
10 Year Fixed	2,329	—	43	2,372	0.30
15 Year Fixed	415,647	—	7,956	423,603	55.76
20 Year Fixed	44,813	(575)	331	44,569	5.87
Total Fannie Mae	$618,251	$(575)	$13,774	$631,450	83.11%

Freddie Mac
30 Year Fixed	$128,908	$(626)	$—	$128,282	16.89%
Total Freddie Mac	$128,908	$(626)	$—	$128,282	16.89%
Total Agency Securities	$747,159	$(1,201)	$13,774	$759,732	100.00%

At December 31, 2014, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2014 are also presented below. All of our Agency Securities were fixed rate securities with a weighted average coupon of 3.25% at December 31, 2014.

December 31, 2014

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
Multi-Family MBS	$230,799	$—	$2,903	$233,702	21.73%
15 Year Fixed	790,238	(26)	6,031	796,243	74.03
20 Year Fixed	45,881	(652)	347	45,576	4.24
Total Fannie Mae	$1,066,918	$(678)	$9,281	$1,075,521	100.00%
Total Agency Securities	$1,066,918	$(678)	$9,281	$1,075,521

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table summarizes the weighted average lives of our Agency Securities at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	440,278	432,136	702,485	697,385
Greater than or equal to five years	319,454	315,023	373,036	369,533
Total Agency Securities	$759,732	$747,159	$1,075,521	$1,066,918

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at March 31, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015	$128,282	$(626)	$27,400	$(575)	$155,682	$(1,201)
December 31, 2014	$58,363	$(26)	$27,640	$(652)	$86,003	$(678)

During the quarter ended March 31, 2015, we sold $430,852 of Agency Securities, resulting in a realized gain of $4,271. During the quarter ended March 31, 2014, we sold $743,647 of Agency Securities, resulting in a realized gain of $8,810. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 – Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the condensed consolidated statements of operations in the period in which they occur.

As the result of the adoption of ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, Transfers and Servicing (Topic 860), effective January 1, 2015, we completed the purchase of Non-Agency Securities with a fair value of $8,940 that were previously treated as Linked Transactions with the recognition of related repurchase agreement borrowings and accrued interest payable of $6,408.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

At March 31, 2015, investments in Non-Agency Securities accounted for 20.95% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at March 31, 2015 are presented in the table below.

	Non-Agency Securities
March 31, 2015	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$40,984	$39,614	$46,458	5.38%
Prime Hybrid	15,271	13,704	18,052	2.26%
Prime Floater	35,119	33,960	34,750	4.35%
Alt-A Fixed	81,803	77,482	98,398	5.80%
Alt-A Hybrid	8,144	7,854	9,767	2.50%
Non-Performing	19,994	19,991	20,000	3.50%
Total Non-Agency Securities	$201,315	$192,605	$227,425	4.83%

At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, "Linked Transactions" for additional discussion of Linked Transactions).

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

Prime/Alt-A Non-Agency Securities at March 31, 2015 and December 31, 2014 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-Agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade at March 31, 2015 and December 31, 2014. The non-performing Non-Agency Securities represent new securitizations to provide senior financing for a portion of the sponsor's existing non-performing loan portfolio.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table summarizes the weighted average lives of our Non-Agency Securities at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$33,232	$31,814	$—	$—
Greater than or equal to one year and less than three years	19,994	19,991	—	—
Greater than or equal to three years and less than five years	14,909	14,577	20,045	19,866
Greater than or equal to five years	133,180	126,223	138,886	133,348
Total Non-Agency Securities	$201,315	$192,605	$158,931	$153,214

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at March 31, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and March 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015	$4,569	$(38)	$—	$—	$4,569	$(38)
December 31, 2014	$19,166	$(1,029)	$5,893	$(296)	$25,059	$(1,325)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at March 31, 2015 and December 31, 2014, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At March 31, 2015, our repurchase agreement balance on our condensed consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

Note 8 - Linked Transactions

Through December 31, 2014, our Linked Transactions were evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on our balance sheets at fair value. The fair value of Linked Transactions reflected the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable and payable on such instruments. For the year ended December 31, 2014, our Linked Transactions were not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions were reported in other income on our consolidated statements of operations. See Note 4, "Recent Accounting Pronouncements."

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table presents information about our Non-Agency Securities and repurchase agreements underlying our Linked Transactions at December 31, 2014. Our Non-Agency Securities underlying our Linked Transactions represented approximately 0.72% of our overall investment in MBS at December 31, 2014.

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

Not included in the tables above is $24 of accrued interest payable from Linked Transactions included in our condensed consolidated balance sheet for the year ended December 31, 2014.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our condensed consolidated statements of operations for the quarter ended March 31, 2015 and March 31, 2014.

Unrealized Net Gain and Net Interest Income from Linked Transactions	March 31, 2015	March 31, 2014
Interest income attributable to MBS underlying Linked Transactions	$—	$1,569
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	—	(372)
Change in fair value of Linked Transactions included in earnings	—	3,230
Unrealized net gain and net interest income from Linked Transactions	$—	$4,427

Note 9 - Repurchase Agreements

At March 31, 2015, we had MRAs with 30 counterparties and had $1,004,067 in outstanding borrowings with 19 of those counterparties. At December 31, 2014, we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases at March 31, 2015 and December 31, 2014.

March 31, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$866,746	0.36%	40	4.88%
Non-Agency Securities	104,208	1.71%	38	23.51%
U.S. Treasury Securities	33,113	0.11%	1	0.00%
Total or Weighted Average	$1,004,067	0.50%	38	7.58%
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

Maturing or Repricing	March 31, 2015	Weighted Average Contractual Rate	December 31, 2014	Weighted Average Contractual Rate
Within 30 days	$454,518	0.55%	$522,855	0.44%
31 days to 60 days	305,196	0.38%	289,819	0.41%
61 days to 90 days	244,353	0.55%	321,713	0.49%
Greater than 90 days	—	0.00%	—	0.00%
Total or Weighted Average	$1,004,067	0.50%	$1,134,387	0.45%

We have 7 repurchase agreement counterparties that individually account for 5% or greater of our aggregate borrowings. In total, these counterparties account for approximately 62.19% of our repurchase agreement borrowings outstanding at March 31, 2015.

The table below represents information about repurchase agreement counterparties where the amount at risk individually accounts for 5% or greater of our stockholders' equity at March 31, 2015.

Repurchase Agreement Counterparty	Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
Bank of America-Merrill Lynch	$7,000	24
Royal Bank of Canada	10,350	50
Wells Fargo	6,967	27
Total	$24,317

Note 10 - Derivatives

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

 The following tables present information about interest rate swap contracts which are included in derivatives on the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

March 31, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	25-36 Months	28	0.73%	$200,000	$189	$(126)
Interest rate swap contract	37-48 Months	38	0.92%	50,000	—	(321)
Interest rate swap contracts	49-60 Months	55	1.59%	60,000	—	(1,298)
Interest rate swap contracts	97-108 Months	100	2.04%	156,250	—	(4,947)
Interest rate swap contracts	121-132 Months	132	2.08%	225,000	533	(2,028)
Total or Weighted Average		81	1.55%	$691,250	$722	$(8,720)
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	25-36 Months	34	0.55%	$50,000	$611	$—
Interest rate swap contracts	37-48 Months	41	0.92%	50,000	241	—
Interest rate swap contracts	49-60 Months	58	1.59%	60,000	—	(306)
Interest rate swap contracts	85-96 Months	93	1.50%	175,000	4,178	—
Interest rate swap contracts	97-108 Months	100	1.91%	526,250	2,291	(2,297)
Total or Weighted Average		89	1.67%	$861,250	$7,321	$(2,603)
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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables present information about interest rate swap contracts and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying condensed consolidated balance sheet at March 31, 2015.

March 31, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$722	$(8,720)	$11,267	$3,269
Totals	$722	$(8,720)	$11,267	$3,269

March 31, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(8,720)	$8,720	$—	$—
Totals	$(8,720)	$8,720	$—	$—

The following tables present information about interest rate swap contracts and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying condensed consolidated balance sheet at December 31, 2014.

December 31, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$7,321	$(2,603)	$333	$5,051
Totals	$7,321	$(2,603)	$333	$5,051

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

December 31, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(2,603)	$2,603	$—	$—
Totals	$(2,603)	$2,603	$—	$—

We apply trade date accounting. We did not have unsettled purchases or sales of derivatives at March 31, 2015 or December 31, 2014.

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters ended March 31, 2015 and March 31, 2014.

		Income (Loss) Recognized
		For the Quarter Ended
Derivatives	Location on Condensed Consolidated Statements of Operations	March 31, 2015	March 31, 2014
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$496	$—
Interest income	Realized loss on derivatives	276	240
Interest expense	Realized loss on derivatives	(3,035)	(3,346)
Changes in fair value	Unrealized gain (loss) on derivatives	(15,633)	(15,870)
		$(17,896)	$(18,976)
Interest rate swaptions:
Changes in fair value	Unrealized gain (loss) on derivatives	—	(4,159)
		$—	$(4,159)
Totals		$(17,896)	$(23,135)

Note 11 - Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement, (as amended from time to time, the “Management Agreement”). See also Note 16, "Related Party Transactions". The Management Agreement entitles ACM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our initial public offering and private placement equity) up to $1.0 billion plus (b) 1.0% of gross equity raised in excess of $1.0 billion. Gross equity raised was $239,481 at March 31, 2015. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ACM is entitled to receive a termination fee from us under certain circumstances. The ACM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ACM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ACM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2015 or December 31, 2014.

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

At March 31, 2015, there were 360 shares reserved for award under the Plan. No awards have been made to date.

Directors Fees

In the first quarter of 2014, we began paying to our non-employee directors a fee payable in common stock, or a combination of stock and cash (e.g. to cover estimated income taxes) at the option of the director. The number of shares issued each quarter is determined by dividing the chosen U.S. dollar amount of these fees by the closing market price for our stock at the end of each quarter.

Note 13 - Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the quarter ended March 31, 2015.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.12	$1,438.2
February 13, 2015	February 27, 2015	$0.12	1,438.2
March 13, 2015	March 27, 2015	$0.12	1,438.2
Total dividends paid			$4,314.6

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Equity Capital Raising Activities

The following table presents our equity transactions for the quarter ended March 31, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Dividend Reinvestment Plan Shares	January 27, 2015 to March 27, 2015	NM	$8.59	$1
(1) Weighted average price.
NM - Not meaningful

At March 31, 2015, there were 1,439 authorized shares remaining under our Repurchase Program.

Note 14 – Net Loss per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis. Net loss per common share was $(0.52) and $(0.16) based on weighted average shares outstanding of 11,985 and 11,993, respectively, for the quarters ended March 31, 2015 and March 31, 2014, respectively.

To date, we have not issued any dilutive securities.

Note 15 – Income Taxes

The following table reconciles our GAAP net loss to estimated REIT taxable income for the quarters ended March 31, 2015 and March 31, 2014.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
GAAP Net loss	$(6,185)	$(1,863)
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions for 2014	(2,567)	(3,696)
Gain on sale of Agency Securities	(4,271)	(8,810)
Amortization of deferred hedging gains (costs)	(219)	145
Net premium amortization differences	—	(628)
Changes in interest rate contracts	15,136	20,029
Other	1	1
Estimated taxable income	$1,895	$5,178

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

The aggregate tax basis of our assets and liabilities is less than our Total Stockholders’ Equity at March 31, 2015 by approximately $5,756, or approximately $0.48 per share (based on the 11,991 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $4,315 and $5,397 for the quarters ended March 31, 2015

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

and March 31, 2014, respectively. Our estimated REIT taxable income available to pay dividends was $1,895 and $5,178 for the quarters ended March 31, 2015 and March 31, 2014, respectively.

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

     In accordance with the Management Agreement, we incurred $901 and $912 in management fees for the quarters ended March 31, 2015 and March 31, 2014, respectively.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarters ended March 31, 2015 and March 31, 2014, we reimbursed ACM $52 and $84, respectively, for expenses incurred on our behalf.

Pursuant to the sub-management agreement, Staton Bell Blank Check LLC ("SBBC") provides the following services to support ACM's performance of services to us under the Management Agreement, in each case upon reasonable request by ACM: (i) serving as a consultant to ACM with respect to the periodic review of our investment guidelines; (ii) identifying for ACM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ACM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ACM with respect to our stockholder and public relations matters; (v) advising and assisting ACM with respect to our capital structure and capital raising; and (vi) advising ACM on negotiating agreements relating to programs established by the U.S. Government. In exchange for such services, ACM pays SBBC a monthly retainer of $115 and a sub-management fee of 25% of the net management fee earned by ACM under the Management Agreement. The sub-management agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ACM the services described above in connection with ACM's management of ARMOUR. In connection with the Conversion, SBBC became substantially wholly owned by ACM, effective January 1, 2015.

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

Note 18 – Subsequent Events

On April 27, 2015, a cash dividend of $0.09 per outstanding common share, or $1,079 in the aggregate, was paid to holders of record on April 15, 2015. We have also declared cash dividends of $0.09 per outstanding common share payable May 27, 2015 to holders of record on May 15, 2015 and payable June 29, 2015 to holders of record on June 15, 2015.

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

U.S. dollar amounts and share numbers are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are an externally managed Maryland corporation incorporated on June 18, 2012 and managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the condensed consolidated financial statements). We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities may be issued or guaranteed by a U.S. GSEs, such as Fannie Mae, Freddie Mac, or Ginnie Mae (collectively, Agency Securities). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our investment policy permits us to invest in Agency Securities and Non-Agency Securities.

At March 31, 2015, investments in Agency Securities accounted for 79.05% of our MBS portfolio and investments in Non-Agency Securities accounted for 20.95% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, "Linked Transactions" for additional discussion of Linked Transactions).

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

Our Manager

See Note 11 and Note 16 to the condensed consolidated financial statements.

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

U.S. Government Mortgage-Related Securities Market Intervention

In December 2013, the Fed announced the first of a series of reductions in the level of its purchases of Agency and long term U.S. Treasury Securities. The table below shows the reduced purchases announcements.The Fed announced at its March 18, 2015 meeting that it would keep the target range for the Federal Funds Rate between 0.00% and 0.25% toward its objectives of achieving maximum employment and inflation of 2%.

Fed Meeting Date	Agency Securities (in billions)	Longer term U.S. Treasury Securities (in billions)
December 18, 2013	$35.0	$40.0
January 29, 2014	$30.0	$35.0
March 19, 2014	$25.0	$30.0
April 30, 2014	$20.0	$25.0
June 18, 2014	$15.0	$20.0
July 30, 2014	$10.0	$15.0
September 17, 2014	$5.0	$10.0
October 29, 2014	$—	$—

Based on the Fed's announcement and progress and other economic factors such as GDP growth and unemployment levels, we anticipated that interest rates would return to the levels they had achieved in early 2014 or trend higher. Accordingly, we positioned our securities and derivatives portfolios to be biased toward a higher rate environment. However, rates actually trended lower throughout the year, which resulted in the decline in the aggregate net fair value of our securities and derivatives portfolios. See "Results of Operations" below.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to March 2015.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
October 2014
November 2014
December 2014
January 2015
February 2015
March 2015
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Net Interest Income	$6,571	$9,305	(29.38)%
Total Other Loss	$(11,019)	$(9,065)	21.56%
Total Expenses	$1,737	$2,103	(17.40)%
Net Loss	$(6,185)	$(1,863)	231.99%
Net loss per common share (Note 14)	$(0.52)	$(0.16)	225.00%
Weighted average common shares outstanding	11,985	11,993	(0.07)%

The main factors for the change in net loss for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 are the decrease in net interest income attributable to the decrease in our MBS portfolio, as well as a decrease in the gains on the sale of Agency Securities. Although the recognized loss on our derivatives decreased, it was not enough to offset the lower MBS portfolio yields. Declining net interest income in 2015 was also a factor. These factors result largely from the trend of generally falling interest rates in 2015 and 2014.

Net Interest Income

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Agency Securities, net of amortization of premium	$5,304	$8,445	(37.19)%
Non-Agency Securities, including discount accretion	2,697	2,308	16.85%
Interest expense	(1,430)	(1,448)	(1.24)%
Net Interest Income	$6,571	$9,305	(29.38)%

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2015 vs. 2014

•	Our average MBS portfolio decreased from $1,327,581 at March 31, 2014 to $1,006,503 at March 31, 2015.

•	Our net interest rate spread decreased from 2.04% at March 31, 2014 to 1.37% at March 31, 2015.

At March 31, 2015 and December 31, 2014, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.01% and 104.03%, respectively, because the average interest rates on these securities are higher than prevailing market rates. At March 31, 2015 and December 31, 2014, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 84.69% and 82.15%, respectively. These securities tend to trade on the basis of prices reflecting current assessments of expected credit performance in addition to relative yields.

The following table presents the components of the yield earned on our MBS portfolio (see Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions through December 31, 2014).

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
March 31, 2015	2.65%	1.76%	0.89%	0.42%
December 31, 2014	2.77%	1.57%	1.20%	0.37%
September 30, 2014	2.73%	1.37%	1.36%	0.36%
June 30, 2014	2.85%	1.33%	1.52%	0.36%
March 31, 2014	3.36%	1.56%	1.80%	0.39%

Non-Agency Securities:
March 31, 2015	5.18%	2.07%	3.11%	1.92%
December 31, 2014 (1)	5.09%	2.68%	2.41%	2.00%
September 30, 2014 (1)	4.72%	2.58%	2.14%	1.86%
June 30, 2014 (1)	4.37%	2.43%	1.94%	1.69%
March 31, 2014 (1)	4.79%	2.10%	2.69%	1.56%

Total portfolio:
March 31, 2015	3.17%	1.80%	1.37%	0.62%
December 31, 2014 (1)	3.25%	1.72%	1.53%	0.60%
September 30, 2014 (1)	3.18%	1.56%	1.62%	0.60%
June 30, 2014 (1)	3.20%	1.50%	1.70%	0.58%
March 31, 2014 (1)	3.71%	1.67%	2.04%	0.62%
(1) Includes Linked Transactions

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
Average Principal Prepayment Rate Annualized
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
10 Year Treasury Rate
January 2013
March 2013
May 2013
July 2013
September 2013
November 2013
January 2014
March 2014
May 2014
July 2014
September 2014
November 2014
January 2015
March 2015
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$4,271	$8,810	(51.52)%
Gain on Non-Agency Securities	2,606	833	212.85%
Unrealized net gain and net interest income from Linked Transactions	—	4,427	(100.00)%
Subtotal	$6,877	$14,070	(51.12)%
Realized loss on derivatives (1)	(2,263)	(3,106)	(27.14)%
Unrealized loss on derivatives	(15,633)	(20,029)	(21.95)%
Subtotal	$(17,896)	$(23,135)	(22.65)%
Total Other Loss	$(11,019)	$(9,065)	21.56%
(1) Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the statements of operations. For additional information see Note 10 to the condensed consolidated financial statements.

2015 vs. 2014

•
Gains on sale of Agency Securities resulted from the sales of Agency Securities during the quarter ended March 31, 2015 of $430,852 compared to $743,647 during the quarter ended March 31, 2014. Sales of Agency Securities in 2015, were primarily associated with increasing our investment in Non-Agency Securities. At March 31, 2015, March 31, 2014 and December 31, 2014, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters ended March 31, 2015 and March 31, 2014 and for the year ended December 31, 2014, respectively.

•	Gain on Non-Agency Securities resulted from an increase in the fair value of these securities.

•
Gains on Linked Transactions at March 31, 2014 resulted from an increase in the fair value of these securities. Due to a change in accounting method for Linked Transactions, at March 31, 2015, we do not have any securities considered Linked Transactions. See Note 4, "Recent Accounting Pronouncements."

•	Losses on derivatives resulted from a combination of the following:

◦	Our total interest rate swap contracts aggregate notional balance decreased from $801,250 at March 31, 2014 to $691,250 at March 31, 2015.

◦	We decreased our total interest rate swaptions notional balance from $750,000 at March 31, 2014 to $0 at March 31, 2015.

◦	The net loss for the quarter ended March 31, 2015 was the result of more gradual and sustained declines of interest rates.

Expenses

	For the Quarter Ended		Changes vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Management fee	$901	$912	(1.21)%
Professional fees	359	742	(51.62)%
Insurance	99	110	(10.00)%
Board compensation	179	125	43.20%
Other	199	214	(7.01)%
Total Expenses	$1,737	$2,103	(17.40)%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. Gross equity raised was $239,481 and $243,282 for the quarters ended March 31, 2015 and March 31, 2014.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. Also included were stockholder value advisory expenses of $187 in Q1 2014.

Insurance includes premiums for both general business and directors and officers liability coverage. Insurance policy periods do not correspond to calendar years.

Board compensation represents both cash and stock compensation for our Board. The quarter to quarter change in compensation resulted from a change that was made in Q2 2014 to provide stock-based compensation to our non-executive directors, compensate two additional non-executive board members, and provide additional compensation to our lead independent director and the chairs of our board and committees for 2014.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses. Year over year decrease reflects the results of our efforts to continually improve the capacity and sophistication of our portfolio management tools.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 15 to the condensed consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 2015 and March 31, 2014, other comprehensive income (loss) totaled $3,970 and $(3,512), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Agency Securities

Security purchase and sale transactions, including purchases of "to be announced" securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

The tables below summarize certain characteristics of our Agency Securities at March 31, 2015 and December 31, 2014.

March 31, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$151,999	$160,906	3.19%	0.00%	112	21.16%
10 Year Fixed	2,208	2,372	3.50%	18.47%	119	0.30
15 Year Fixed	399,870	423,603	3.16%	5.53%	159	55.67
20 Year Fixed	42,292	44,569	3.43%	4.41%	198	5.89
30 Year Fixed	121,953	128,282	3.50%	0.00%	357	16.98
Total or Weighted Average	$718,322	$759,732	3.24%	3.39%	185	100.00%
(1) Weighted average for all prepayments during the quarter ended March 31, 2015 including prepayments related to Agency Securities purchased during the quarter.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$225,449	$233,702	3.14%	0.00%	116	21.98%
15 Year Fixed	756,806	796,243	3.27%	7.50%	164	73.80
20 Year Fixed	43,303	45,576	3.44%	8.62%	200	4.22
Total or Weighted Average	$1,025,558	$1,075,521	3.25%	5.90%	155	100.00%
(1) Weighted average for all prepayments during the year ended December 31, 2014, including prepayments related to Agency Securities purchased or sold during the year.

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

The tables below summarize certain characteristics of our Non-Agency Securities at March 31, 2015 and December 31, 2014 (including those underlying Linked Transactions through December 31, 2014).

March 31, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$46,458	$40,984	5.38%	285	20.43%
Prime Hybrid	18,052	15,271	2.26%	262	7.94
Prime Floater	34,750	35,119	4.35%	341	15.28
Alt-A Fixed	98,398	81,803	5.80%	270	43.27
Alt-A Hybrid	9,767	8,144	2.50%	253	4.29
NPL	20,000	19,994	3.50%	303	8.79
Total or Weighted Average	$227,425	$201,315	4.83%	287	100.00%

At March 31, 2015, our overall investment in Non-Agency Securities represented 20.95% of our total investment in MBS.

During the quarter ended March 31, 2015, we completed the purchase of Non-Agency Securities with a fair value of $8,940 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $6,408.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$47,806	$41,288	5.43%	286	24.23%
Prime Hybrid	18,565	15,592	2.29%	265	9.41
Prime Floater	19,750	18,625	4.22%	345	10.01
Alt-A Fixed	101,163	84,012	6.01%	272	51.28
Alt-A Hybrid	9,998	8,354	2.50%	254	5.07
Total or Weighted Average	$197,282	$167,871	5.15%	282	100.00%

As of December 31, 2014, our overall investment in Non-Agency Securities (including those underlying Linked Transactions) represented 13.50% of our total investment in MBS.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 19 of which had open repurchase agreements with us at March 31, 2015 and 20 of which had open repurchase agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements of $1,004,067 and $1,134,387 at March 31, 2015 and December 31, 2014, respectively.

Our repurchase agreements require excess collateral, known as a Haircut. At March 31, 2015, the average haircut percentage was 7.58% compared to 7.56% at December 31, 2014. See Note 9 to the condensed consolidated financial statements for a list of counterparties holding our excess collateral in excess of 5% of our total stockholders’ equity.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. We also consider other metrics, including the effective duration of our derivatives, to manage our interest rate risk. At March 31, 2015, and December 31, 2014, the notional value of our derivatives was 78.33% and 69.27%, respectively, of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transactions through December 31, 2014). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At March 31, 2015 and December 31, 2014, we had interest rate swap contracts (including swaptions) with an aggregate notional balance of $691,250 and $861,250, respectively. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with a portion of our MBS portfolio. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarters ended March 31, 2015 and March 31, 2014, we recognized a net loss of $(17,896) and $(23,135), respectively, related to our derivatives. The net unrealized gain on Agency Securities for the quarters ended March 31, 2015 and March 31, 2014 was $8,241 and $5,298, respectively. The changes in the net unrealized gain on Agency Securities is due to market price fluctuations.

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

Liquidity and Capital Resources

At March 31, 2015, we financed our MBS portfolio with $1,004,067 of borrowings under repurchase agreements and our leverage ratio was 7.54 to 1. At March 31, 2015, our liquidity totaled $32,878, consisting of $19,505 of cash plus $13,373 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at March 31, 2015 or December 31, 2014.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2015, we purchased $163,504 of MBS using proceeds from repurchase agreements and principal repayments. During the quarter ended March 31, 2015, we received cash of $24,789 from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $1,004,067 at March 31, 2015, and we made cash interest payments of approximately $7,674 on our liabilities for the quarter ended March 31, 2015. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted to counterparties increased by $8,582 and we decreased our liability by $2,352 for cash collateral posted by counterparties to us at March 31, 2015.

Repurchase and Related Facilities

At March 31, 2015, we had MRAs with 30 counterparties and had $1,004,067 in outstanding borrowings with 19 of those counterparties. At December 31, 2014, we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements at March 31, 2015 and our repurchase agreements and Linked Transactions through December 31, 2014 (see Note 9 to the condensed consolidated financial statements for additional discussion of repurchase agreements and Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions for the year ended December 31, 2014).

March 31, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$866,746	0.36%	40	4.88%
Non-Agency Securities	104,208	1.71%	38	23.51%
U.S. Treasury Securities	33,113	0.11%	1	0.00%
Total or Weighted Average	$1,004,067	0.5%	38	7.58%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

December 31, 2014	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$1,020,916	0.37%	39	4.87%
Non-Agency Securities and Linked Transactions (2)	77,081	1.76%	46	25.42%
U.S. Treasury Securities	42,774	0.19%	2	0.00%
Total or Weighted Average	$1,140,771	0.46%	38	7.64%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.
(2) Includes $6,384 of repurchase agreements on Linked Transactions.

	March 31, 2015		December 31, 2014
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements (1)	Weighted Average Contractual Rate
Within 30 days	$454,518	0.55%	$523,531	0.44%
31 days to 60 days	305,196	0.38%	289,819	0.41%
61 days to 90 days	244,353	0.55%	327,421	0.52%
Greater than 90 days	—	0.00%	—	0.00%
Total	$1,004,067	0.50%	$1,140,771	0.46%
(1) The table above includes $124,540 of repurchase agreements on Linked Transactions at December 31, 2014.

We have 7 repurchase agreement counterparties that individually account for 5% or greater of our aggregate borrowings. In total, these counterparties account for approximately 62.19% of our repurchase agreement borrowings outstanding at March 31, 2015.

The table below represents information about repurchase agreement counterparties where the amount at risk exceeds 5% of our stockholders' equity at March 31, 2015.

Repurchase Agreement Counterparty	Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
Bank of America-Merrill Lynch	$7,000	24
Royal Bank of Canada	10,350	50
Wells Fargo	6,967	27
Total	$24,317

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At March 31, 2015, our repurchase agreement balance on our condensed consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At March 31, 2015 and December 31, 2014, our total borrowings were approximately $1,004,067 and $1,134,387 (excluding accrued interest), respectively. At March 31, 2015 and December 31, 2014, we had a leverage ratio of approximately 7.54:1 and 8.13:1, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the condensed consolidated financial statements for our significant accounting policies.

Valuation of MBS and Derivatives

We carry our MBS and derivatives at fair value. Our Agency Securities are classified as available for sale, and therefore unrealized changes in fair value are reflected directly in stockholders' equity as accumulated other comprehensive income or loss. Our Non-Agency Securities are classified as trading securities, and therefore changes in fair value are reported in the condensed consolidated statements of operations as income or loss. We do not use cash flow hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders' equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our stockholders' equity declines.

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

Realized Gains and Losses on Agency Securities

Security purchase and sale transactions, including purchase of "to be announced" securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We realize gains and losses on our Agency Securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell Agency Securities in later periods after changes in the fair value of those Agency Securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.

Declines in the fair values of our Agency Securities that represent other than temporary impairments are also treated as realized losses and reported in net income as other loss. We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

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

Subsequent Events

See Note 18 to the condensed consolidated financial statements.

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

•	the impact of the delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for MBS;

•
the downgrade of the U.S. Government’s or certain European countries’ credit ratings and future downgrades of the U.S. Government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations;

•	inflation or deflation;

•
the impact of the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government and the Fed;

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

•	our management’s competing duties to other affiliated entities, which could result in decisions that are not in the best interests of our stockholders.

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exclusion;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

“ARMOUR” means ARMOUR Residential REIT, Inc.

"ARMs" means Adjustable Rate Mortgage backed securities

"AVM" means AVM L.P.

“Board” means JAVELIN's Board of Directors

"CFO" means our Chief Financial Officer, James Mountain

"Co-CEOs" means our Co-Chief Executive Officers, Jeffrey Zimmer and Scott Ulm

"CMBS" means commercial mortgage backed securities

“Code” means the Internal Revenue Code

“CPR” means constant prepayment rate

"Dodd-Frank Act" means the Dodd-Frank Wall Street Reform and Consumer Protection Act

"Exchange Act" means the Securities Exchange Act of 1934, as amended

“Fannie Mae” means the Federal National Mortgage Association

“Fed” means the U.S. Federal Reserve

“Freddie Mac” means the Federal Home Loan Mortgage Corporation

“GAAP” means accounting principles generally accepted in the United States of America

"GDP" means gross domestic product

“Ginnie Mae” means the Government National Mortgage Administration

“GSE” means U.S. Government Sponsored Entity, such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Administration (Ginnie Mae).

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

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between JMI and ACM whereby ACM performs certain services for JMI in exchange for a specified fee. The current version of the Management Agreement was filed as an exhibit to our 2014 Form 10-K and incorporated herein by reference in the exhibit index.

“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.

"MGCL" means Maryland General Corporation Law

GLOSSARY OF TERMS

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

“SEC” means the Securities and Exchange Commission

“SBBC” means Staton Bell Blank Check LLC

“S&P 500” means Standard and Poor's 500 Stock Index

“Sub-Management Agreement” means the sub-management agreement between JAVELIN, ACM and SBBC. ACM is responsible for the payment of a monthly sub-management fee to SBBC.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. The structural characteristics of our Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At March 31, 2015 and December 31, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM’s judgment and experience.

March 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(10.34)%	0.24%
0.50%	(5.14)%	0.15%
(0.50)%	6.25%	(0.27)%
(1.00)%	6.29%	(0.82)%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.96%	0.52%
0.50%	3.27%	0.28%
(0.50)%	5.27%	0.40%
(1.00)%	8.34%	(1.06)%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of "Accumulated other comprehensive income (loss)" that is included in the stockholders' equity section of our condensed consolidated balance sheets.

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

Credit Risk

We have limited our exposure to credit losses on our Agency Securities in our MBS portfolio. The payment of principal and interest on the Fannie Mae and Freddie Mac Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Agency Securities guaranteed by Ginnie Mae Agency are backed by the full faith and credit of the U.S. Government.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter that ended on March 31, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at March 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015. That evaluation did not identify any changes during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 26, 2015.

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

Date: May 4, 2015	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Second Amended and Restated Management Agreement, dated February 23, 2015 between JAVELIN Mortgage Investment Corp. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.4 to JAVELIN's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015)

10.2
First Amended and Restated Sub-Management Agreement, dated February 23, 2015 by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and JAVELIN Mortgage Investment Corp. (Incorporated by reference to Exhibit 10.6 to JAVELIN's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

(2)	Furnished herewith