Form 10-Q
period 2015-06-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2015-07-31
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

The number of outstanding shares of the Registrant’s common stock as of July 30, 2015 was 11,917,077.

JAVELIN Mortgage Investment Corp. and Subsidiary
TABLE OF CONTENTS

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2015	December 31, 2014
Assets
Cash	$30,291	$29,882
Cash collateral posted to counterparties	4,398	3,209
Agency Securities, available for sale, at fair value (including pledged securities of $727,045 and $1,071,298)	728,213	1,075,521
Non-Agency Securities, trading, at fair value (including pledged securities of $253,506 and $158,931)	253,506	158,931
Linked Transactions, net, at fair value (including pledged securities of $8,940 in 2014)	—	2,532
Derivatives, at fair value	8,317	7,321
Accrued interest receivable	1,892	2,792
Prepaid and other assets	510	713
Total Assets	$1,027,127	$1,280,901
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$883,266	$1,134,387
Cash collateral posted by counterparties	7,430	2,876
Derivatives, at fair value	1,988	2,603
Accrued interest payable	714	696
Accounts payable and other accrued expenses	599	731
Total Liabilities	$893,997	$1,141,293

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding at June 30, 2015 and December 31, 2014.	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,917 shares and 11,985 shares issued and outstanding at June 30, 2015 and December 31, 2014.	12	12
Additional paid-in capital	243,373	243,892
Accumulated deficit	(109,397)	(112,899)
Accumulated other comprehensive income (loss)	(858)	8,603
Total Stockholders’ Equity	$133,130	$139,608
Total Liabilities and Stockholders’ Equity	$1,027,127	$1,280,901

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Income:
Agency Securities, net of amortization of premium	$5,172	$8,031	$10,476	$16,476
Non-Agency Securities, including discount accretion	3,021	2,410	5,717	4,712
Total Interest Income	$8,193	$10,441	$16,193	$21,188
Interest expense	(1,530)	(1,769)	(2,960)	(3,300)
Net Interest Income	$6,663	$8,672	$13,233	$17,888
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(3)	(34)	4,268	8,776
Gain on Non-Agency Securities	669	288	3,276	1,121
Unrealized net gain and net interest income from Linked Transactions	—	2,950	—	7,460
Subtotal	$666	$3,204	$7,544	$17,357
Realized loss on derivatives (1)	(1,104)	(3,097)	(3,368)	(6,203)
Unrealized gain (loss) on derivatives	12,755	(15,703)	(2,878)	(35,732)
Subtotal	$11,651	$(18,800)	$(6,246)	$(41,935)
Total Other Income (Loss)	$12,317	$(15,596)	$1,298	$(24,578)
Expenses:
Management fee	900	915	1,801	1,828
Professional fees	332	422	692	1,164
Insurance	99	111	197	220
Board compensation	179	233	357	357
Other	241	171	440	380
Total Expenses	$1,751	$1,852	$3,487	$3,949
Net Income (Loss)	$17,229	$(8,776)	$11,044	$(10,639)
Net income (loss) per common share (Note 14)	$1.44	$(0.73)	$0.92	$(0.89)
Dividends declared per common share	$0.27	$0.45	$0.63	$0.90
Weighted average common shares outstanding	11,956	11,996	11,971	11,928
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the statements of operations. For additional information see Note 10 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income (Loss)	$17,229	$(8,776)	$11,044	$(10,639)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	3	34	(4,268)	(8,776)
Net unrealized gain (loss) on available for sale Agency Securities	(13,434)	14,297	(5,193)	19,595
Other comprehensive income (loss)	$(13,431)	$14,331	$(9,461)	$10,819
Comprehensive Income	$3,798	$5,555	$1,583	$180

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	11,985	$12	$243,892	$(112,899)	$8,603	$139,608
Common stock dividends declared	—	—	—	(7,542)	—	(7,542)
Issuance of common stock, net	1	—	6	—	—	6
Stock based compensation, net of withholding requirements	12	—	87	—	—	87
Common stock repurchased	(81)	—	(612)	—	—	(612)
Net income	—	—	—	11,044	—	11,044
Other comprehensive loss	—	—	—	—	(9,461)	(9,461)
Balance, June 30, 2015	11,917	$12	$243,373	$(109,397)	$(858)	$133,130

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net Income (Loss)	$11,044	$(10,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	1,891	1,350
Accretion of net discount on Non-Agency Securities	(89)	(326)
Gain on Non-Agency Securities	(3,276)	(1,121)
Realized gain on sale of Agency Securities	(4,268)	(8,776)
Unrealized net gain and net interest income from Linked Transactions	—	(7,460)
Stock based compensation	87	87
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	900	(736)
Increase in prepaid and other assets	203	148
(Increase) decrease in derivatives, at fair value	(1,611)	34,229
Increase (decrease) in accrued interest payable	(6)	208
Decrease in accounts payable and other accrued expenses	(132)	(1,271)
Net cash provided by operating activities	$4,743	$5,693
Cash Flows From Investing Activities:
Purchases of Agency Securities	(128,909)	(1,161,461)
Purchases of Non-Agency Securities	(92,032)	(12,020)
Cash receipts on Linked Transactions	—	3,369
Principal repayments of Agency Securities	39,337	43,659
Principal repayments of Non-Agency Securities	9,762	7,048
Proceeds from sales of Agency Securities	429,796	740,952
(Increase) decrease in cash collateral posted to/by counterparties	3,365	(29,362)
Net cash provided by (used in) investing activities	$261,319	$(407,815)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	6	—
Proceeds from repurchase agreements	2,833,340	4,059,645
Principal repayments on repurchase agreements	(3,090,845)	(3,665,855)
Common stock dividends paid	(7,542)	(10,795)
Common stock repurchased	(612)	—
Net cash provided by (used in) financing activities	$(265,653)	$382,995
Net increase (decrease) in cash	409	(19,127)
Cash - beginning of period	29,882	41,524
Cash - end of period	$30,291	$22,397
Supplemental Disclosure:
Cash paid during the period for interest	$11,905	$8,969
Non-Cash Investing and Financing Activities:
Net unrealized gain (loss) on available for sale Agency Securities	$(5,193)	$19,595
Linked Transaction value of purchased Non-Agency Securities	$2,532	$5,965

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated financial statements include the accounts of JAVELIN Mortgage Investment Corp. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS (as described below) and derivative instruments.

Note 2 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” "JAVELIN" or the “Company” are to JAVELIN Mortgage Investment Corp. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement (as defined below), changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership, and continued as the manager under the same Management Agreement (the “Conversion”).

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

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended (the “Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions) and repurchase agreements on our MBS and "to-be-announced ("TBA") Agency Securities.

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

Agency Securities, Available For Sale

At June 30, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

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

Non-Agency Securities, Trading

At June 30, 2015 and December 31, 2014, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Receivables and Payables for Unsettled Sales and Purchases

We account for purchases and sales of securities on the trade date, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price multiplied by the outstanding balance of the securities at the balance sheet date.

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

In addition to the repurchase agreement financing discussed above we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2015 or December 31, 2014.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at June 30, 2015 or December 31, 2014.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our condensed consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our condensed consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income. These transactions include interest rate swap contracts and interest rate swaptions. We also utilize forward contracts for the purchase or sale of TBA Agency Securities. We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract.

We may also enter into TBA Agency Securities as a means of investing in and financing Agency Securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to Agency Securities (thereby reducing our "at risk" leverage). Pursuant to TBA Agency Securities, we agree to purchase or sell, for future delivery, Agency Securities with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency Security for a later settlement date. This transaction is commonly referred to as a "dollar roll." When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative.

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

Preferred Stock

At June 30, 2015, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At June 30, 2015, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,917 shares of common stock issued and outstanding at June 30, 2015 and 11,985 issued and outstanding at December 31, 2014.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 3,000 shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the six months ended June 30, 2015, we repurchased 81 shares of our common stock under the Repurchase Program for an aggregate of $612. At June 30, 2015, there were 1,358 authorized shares remaining under our Repurchase Program.

Revenue Recognition

Security purchase and sale transactions, including purchase of TBA Agency Securities, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

Note 4 - Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, Transfers and Servicing (Topic 860). This amendment to the acounting standards changed the accounting for repurchase financing transactions, that is, a transfer of a financial asset financed by a repurchase agreement with the same counterparty. In 2014, certain of these transactions were combined and accounted for as a forward contract and are reported as "Linked Transactions" on our balance sheet. Under the amendment, these arrangements are no longer presented as Linked Transactions on our condensed consolidated balance sheet but are instead accounted for from inception as purchases of Non-Agency trading securities and repurchase agreement liabilities.

The amendment also changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. We do not currently have, and do not contemplate having, repurchase-to-maturity transactions.

The accounting changes were effective for the Company beginning on January 1, 2015, early adoption was prohibited. In 2014, we continued to account for Linked Transactions and Non-Agency Securities all on a fair value basis. Accordingly, the adoption of this amendment had no effect on our results of operations or our accumulated deficit.

The amendment also requires certain additional disclosures about repurchase agreements beginning with these second quarter 2015 condensed consolidated financial statements, See Note 9, Repurchase Agreements.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At June 30, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At June 30, 2015 and December 31, 2014, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

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

Derivative Transactions - The fair values of our interest rate swap contracts and interest rate swaptions are valued using information provided by third party pricing services that may incorporate current interest rate curves, forward interest rate curves and market spreads to interest rate curves. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. Management compares pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts, our interest rate swaptions and TBA Agency Securities are classified as Level 2.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$728,213	$—	$728,213
Non-Agency Securities, trading	$—	$—	$253,506	$253,506
Derivatives	$—	$8,317	$—	$8,317
Liabilities at Fair Value:
Derivatives	$—	$1,988	$—	$1,988

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the six months ended June 30, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,075,521	$—	$1,075,521
Non-Agency Securities, trading	$—	$—	$158,931	$158,931
Linked Transactions, net	$—	$—	$2,532	$2,532
Derivatives	$—	$7,321	$—	$7,321
Liabilities at Fair Value:
Derivatives	$—	$2,603	$—	$2,603

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2014.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2015 and December 31, 2014.

	June 30, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$30,291	$30,291	$30,291	$—	$—
Cash collateral posted to counterparties	$4,398	$4,398	$—	$4,398	$—
Accrued interest receivable	$1,892	$1,892	$—	$1,892	$—
Financial Liabilities:					—
Repurchase agreements	$883,266	$883,266	$—	$883,266	$—
Cash collateral posted by counterparties	$7,430	$7,430	$—	$7,430	$—
Accrued interest payable	$714	$714	$—	$714	$—

	December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$29,882	$29,882	$29,882	$—	$—
Cash collateral posted to counterparties	$3,209	$3,209	$—	$3,209	$—
Accrued interest receivable	$2,792	$2,792	$—	$2,792	$—
Financial Liabilities:
Repurchase agreements	$1,134,387	$1,134,387	$—	$1,134,387	$—
Cash collateral posted by counterparties	$2,876	$2,876	$—	$2,876	$—
Accrued interest payable	$696	$696	$—	$696	$—

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the changes in Level 3 assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

Non-Agency Securities	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$158,931	$143,399
Purchases of Non-Agency Securities, at cost	92,032	32,397
Principal repayments of Non-Agency Securities	(9,762)	(15,494)
Proceeds from the sale of Non-Agency Securities	—	(9,757)
Gain on Non-Agency Securities	3,276	559
Linked Transactions value of purchased Non-Agency Securities	2,532	7,281
Linked Transactions liabilities recognized	6,408	—
Discount accretion	89	546
Balance, end of period	$253,506	$158,931
Gain on Non-Agency Securities	$3,276	$559

Linked Transactions	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$2,532	$16,322
Linked Transaction value of purchased Non-Agency Securities	(2,532)	(7,281)
Cash receipts on Linked Transactions	—	(16,839)
Unrealized net gain and net interest income (loss) from Linked Transactions	—	10,330
Balance, end of period	$—	$2,532
Gain on Linked Transactions	$—	$10,330

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions though December 31, 2014) include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at June 30, 2015 and December 31, 2014 (inclusive of Non-Agency Securities underlying Linked Transactions), respectively. See Note 8, "Linked Transaction" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions through December 31, 2014.

June 30, 2015

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	16.62%	65.61%
Loss severity (life)	0.00%	35.57%	62.90%
Discount rate	3.50%	5.46%	5.50%
Delinquency (life)	0.00%	14.21%	52.90%
Voluntary prepayments (life)	0.90%	8.19%	16.20%

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

Note 6 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. At June 30, 2015, investments in Agency Securities accounted for 74.18% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014).

We evaluated our Agency Securities with unrealized losses at June 30, 2015 and June 30, 2014 and December 31, 2014, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarter and six months ended June 30, 2015 and June 30, 2014 and for the year ended December 31, 2014, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

 At June 30, 2015, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2015 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.24% at June 30, 2015.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

June 30, 2015

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	% of Fair Value
Fannie Mae
Multi-Family MBS	$155,070	$(482)	$1,123	$155,711	21.38%
10 Year Fixed	2,259	—	16	2,275	0.31
15 Year Fixed	416,666	—	2,557	419,223	57.57
20 Year Fixed	26,957	(953)	—	26,004	3.57
Total Fannie Mae	$600,952	$(1,435)	$3,696	$603,213	82.83%

Freddie Mac
30 Year Fixed	128,119	(3,119)	$—	125,000	17.17
Total Freddie Mac	$128,119	$(3,119)	$—	$125,000	17.17%
Total Agency Securities	$729,071	$(4,554)	$3,696	$728,213	100.00%

At December 31, 2014, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2014 are also presented below. All of our Agency Securities were fixed rate securities with a weighted average coupon of 3.25% at December 31, 2014.

December 31, 2014

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	% of Fair Value
Fannie Mae
Multi-Family MBS	$230,799	$—	$2,903	$233,702	21.73%
15 Year Fixed	790,238	(26)	6,031	796,243	74.03
20 Year Fixed	45,881	(652)	347	45,576	4.24
Total Fannie Mae	$1,066,918	$(678)	$9,281	$1,075,521	100.00%
Total Agency Securities	$1,066,918	$(678)	$9,281	$1,075,521

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	414,764	412,235	702,485	697,385
Greater than or equal to five years	313,449	316,836	373,036	369,533
Total Agency Securities	$728,213	$729,071	$1,075,521	$1,066,918

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

incentives. The weighted average lives of our Agency Securities at June 30, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	$232,173	$(3,601)	$26,004	$(953)	$258,177	$(4,554)
December 31, 2014	$58,363	$(26)	$27,640	$(652)	$86,003	$(678)

During the six months ended June 30, 2015, we sold $430,852 of Agency Securities, resulting in a realized gain of $4,268. There were no sales of Agency Securities for the quarter ended June 30, 2015, however we realized a loss of $(3) due to a settlement adjustment on the Agency Securities sales in the first quarter. During the six months ended June 30, 2014, we sold $743,647 of Agency Securities, resulting in a realized gain of $8,776. There were no sales of Agency Securities for the quarter ended June 30, 2014, however, we realized a loss of $(34) due to a settlement adjustment on the Agency Security sales in the first quarter. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

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

At June 30, 2015, investments in Non-Agency Securities accounted for 25.82% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at June 30, 2015 are presented in the table below.

	Non-Agency Securities
June 30, 2015	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$39,674	$38,302	$44,903	5.36%
Prime Hybrid	15,226	13,391	17,470	2.29%
Prime Floater	34,671	33,768	34,750	4.36%
Alt-A Fixed	79,759	74,514	94,682	5.83%
Alt-A Hybrid	8,057	7,567	9,358	2.60%
Non-Performing	76,119	76,298	76,422	3.43%
Total Non-Agency Securities	$253,506	$243,840	$277,585	4.52%

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

Prime/Alt-A Non-Agency Securities at June 30, 2015 and December 31, 2014 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-Agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade at June 30, 2015 and December 31, 2014. The non-performing Non-Agency Securities represent new securitizations to provide senior financing for a portion of the sponsor's existing non-performing loan portfolio.

The following table summarizes the weighted average lives of our Non-Agency Securities at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$19,203	$19,264	$—	$—
Greater than or equal to one year and less than three years	29,800	29,852	—	—
Greater than or equal to three years and less than five years	41,438	41,162	20,045	19,866
Greater than or equal to five years	163,065	153,562	138,886	133,348
Total Non-Agency Securities	$253,506	$243,840	$158,931	$153,214

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at June 30, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	$80,616	$(298)	$—	$—	$80,616	$(298)
December 31, 2014	$19,166	$(1,029)	$5,893	$(296)	$25,059	$(1,325)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2015 and December 31, 2014, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At June 30, 2015, our repurchase agreement balance on our condensed consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our condensed consolidated statements of operations for the quarter and six months ended June 30, 2015 and June 30, 2014.

	For the Quarter Ended		For the Six Months Ended
Unrealized Net Gain and Net Interest Income from Linked Transactions	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income attributable to MBS underlying Linked Transactions	$—	$1,300	$—	2,869
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	—	(161)	—	(450)
Change in fair value of Linked Transactions included in earnings	—	1,811	—	5,041
Unrealized net gain and net interest income from Linked Transactions	$—	$2,950	$—	$7,460

Note 9 - Repurchase Agreements

At June 30, 2015, we had MRAs with 29 counterparties and had $883,266 in outstanding borrowings with 18 of those counterparties. At December 31, 2014, we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases at June 30, 2015 and December 31, 2014. No amounts below are subject to offsetting.

June 30, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$702,032	0.39%	30	4.96%
Non-Agency Securities	148,121	1.77%	50	22.26%
U.S. Treasury Securities	33,113	0.11%	1	0.00%
Total or Weighted Average	$883,266	0.61%	33	8.93%
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

Our repurchase agreements require that we maintain adequate pledged collateral. A decline in the value of the MBS pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. We also may receive cash or securities as collateral from our derivative counterparties which we may use as additional collateral for repurchase agreements. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Maturing or Repricing	June 30, 2015	Weighted Average Contractual Rate	December 31, 2014	Weighted Average Contractual Rate
Within 30 days	$581,172	0.55%	$522,855	0.44%
31 days to 60 days	105,073	0.42%	289,819	0.41%
61 days to 90 days	181,390	0.79%	321,713	0.49%
Greater than 90 days	15,631	1.96%	—	0.00%
Total or Weighted Average	$883,266	0.61%	$1,134,387	0.45%

At June 30, 2015, 8 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 67.52% of our repurchase agreement borrowings outstanding at June 30, 2015. At December 31, 2014, we had 9 repurchase counterparties that individually accounted for 5% or greater or our aggregate borrowings. In total these counterparties accounted for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties where the amount at risk individually accounted for 5% or greater of our stockholders' equity at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
Repurchase Agreement Counterparty	Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days	Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
Credit Suisse First Boston (1)	$17,066	58	—	—
Royal Bank of Canada	10,382	51	11,018	42
UBS AG (1)	—	—	19,194	615
BNP Parabis Securities Corp.	—	—	7,289	14
Bank of America-Merrill Lynch	—	—	7,238	42
Total	$27,448		44,739
(1) Amount at risk exceeds 10% of stockholders' equity.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 10 - Derivatives

We enter into derivative transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments on our Agency Securities which, if not realized, will cause transaction results to differ from expectations. We also utilize forward contracts for the purchase or sale of TBA Agency Securities.

We have agreements with our derivative counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts, swaptions and TBA Agency Securities. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the fair value; notional amount and remaining term of the contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg.

TBA Agency Securities are forward contracts for the purchase ("long position") or sale ("short position") of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA Agency Securities as a means of hedging against short-term changes in interest rates. We may also enter into TBA Agency Securities as a means of acquiring or disposing of Agency Securities and we may from time to time utilize TBA dollar roll transactions to finance Agency Security purchases.

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. We account for TBA dollar roll transactions as a series of derivative transactions.

We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

 The following tables present information about our derivatives on the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

June 30, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (2)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	24	0.79%	$150,000	$—	$(354)
Interest rate swap contracts	25-36 Months	31	0.73%	100,000	174	—
Interest rate swap contracts	49-60 Months	52	1.59%	60,000	—	(1,091)
Interest rate swap contracts	85-96 Months	95	2.05%	76,250	—	(377)
Interest rate swap contracts	97-108 Months	100	2.04%	80,000	1,181	—
Interest rate swap contracts	121-132 Months	129	2.08%	225,000	6,962	—
TBA Agency Securities		—	—	25,000	—	(166)
Total or Weighted Average		78	1.55%	$716,250	$8,317	$(1,988)
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.
(2) Notional amount includes $225,000 of forward starting interest rate swap contracts which become effective within 9 months.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	25-36 Months	34	0.55%	$50,000	$611	$—
Interest rate swap contracts	37-48 Months	41	0.92%	50,000	241	—
Interest rate swap contracts	49-60 Months	58	1.59%	60,000	—	(306)
Interest rate swap contracts	85-96 Months	93	1.50%	175,000	4,178	—
Interest rate swap contracts	97-108 Months	100	1.91%	526,250	2,291	(2,297)
Total or Weighted Average		89	1.67%	$861,250	$7,321	$(2,603)
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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables present information about our derivatives and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying condensed consolidated balance sheet at June 30, 2015.

June 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$8,317	$(1,822)	$(3,033)	$3,462
Totals	$8,317	$(1,822)	$(3,033)	$3,462

June 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(1,822)	$1,822	$—	$—
TBA Agency Securities	(166)	—	—	(166)
Totals	$(1,988)	$1,822	$—	$(166)

The following tables present information about our derivatives and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying condensed consolidated balance sheet at December 31, 2014.

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

We apply trade date accounting. We did not have unsettled purchases or sales of derivatives at June 30, 2015 or December 31, 2014.

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters ended June 30, 2015 and June 30, 2014.

		Income (Loss) Recognized
		For the Quarter Ended		For the Six Months Ended
Derivatives	Location on Condensed Consolidated Statements of Operations	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$—	$—	$496	$—
Interest income	Realized loss on derivatives	132	263	409	503
Interest expense	Realized loss on derivatives	(1,236)	(3,360)	(4,273)	(6,706)
Changes in fair value	Unrealized gain (loss) on derivatives	12,921	(13,142)	(2,712)	(29,011)
		$11,817	$(16,239)	$(6,080)	$(35,214)
Interest rate swaptions:
Changes in fair value	Unrealized gain (loss) on derivatives	—	(2,561)	—	(6,721)
		$—	$(2,561)	$—	$(6,721)
TBA Agency Securities:
Changes in fair value	Unrealized gain (loss) on derivatives	(166)	—	(166)	—
		$(166)	$—	$(166)	$—
Totals		$11,651	$(18,800)	$(6,246)	$(41,935)

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 11 - Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement (as amended from time to time, the “Management Agreement”). See also Note 16, "Related Party Transactions." The Management Agreement entitles ACM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our initial public offering and private placement equity) up to $1.0 billion plus (b) 1.0% of gross equity raised in excess of $1.0 billion. Gross equity raised was $238,876 at June 30, 2015. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ACM is entitled to receive a termination fee from us under certain circumstances. The ACM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ACM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ACM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2015 or December 31, 2014.

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

At June 30, 2015, there were 358 shares reserved for award under the Plan. No awards have been made to date.

Directors Fees

In the first quarter of 2014, we began paying to our non-employee directors a fee payable in cash, common stock, or a combination of common stock and cash at the option of the director. The number of shares issued each quarter is determined by dividing the chosen U.S. dollar amount of these fees by the closing market price for our stock at the end of each quarter.

Note 13 - Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2015.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.12	$1,438.2
February 13, 2015	February 27, 2015	$0.12	1,438.2
March 13, 2015	March 27, 2015	$0.12	1,438.2
April 15, 2015	April 27, 2015	$0.09	1,079.2
May 15, 2015	May 27, 2015	$0.09	1,075.7
June 15, 2015	June 29, 2015	$0.09	1,072.0
Total dividends paid			$7,541.5

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Dividend Reinvestment Plan Shares	January 27, 2015 to June 29, 2015	1	$7.94	$6
(1) Weighted average price.

Common Stock Repurchases

The following table presents our common stock repurchases for the six months ended June 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased shares	May 7, 2015 to June 9, 2015	81	$7.57	$(612)
(1) Weighted average price.

At June 30, 2015, there were 1,358 authorized shares remaining under our Repurchase Program.

Note 14 – Net Income (Loss) per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis. Net income per common share was $1.44 and $0.92 based on weighted average shares outstanding of 11,956 and 11,971, respectively, for the quarter and six months ended June 30, 2015. Net loss per common share was $(0.73) and $(0.89) based on weighted average shares outstanding of 11,996 and 11,928, respectively, for the quarter and six months ended June 30, 2014.

To date, we have not issued any dilutive securities.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 15 – Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarter and six months ended June 30, 2015 and June 30, 2014.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
GAAP Net Income (loss)	$17,229	$(8,776)	$11,044	$(10,639)
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions for 2014	(689)	(2,003)	(3,247)	(5,699)
(Gain) loss on sale of Agency Securities	3	34	(4,268)	(8,776)
Amortization of deferred hedging gains (costs)	(222)	146	(442)	291
Net premium amortization differences	—	(181)	—	(809)
Changes in interest rate contracts	(12,755)	15,703	2,382	35,732
Other	1	(6)	2	(5)
Estimated taxable income	$3,567	$4,917	$5,471	$10,095

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for tax purposes.

Net capital losses realized in 2013 and 2014 totaling $(80,509) and $(33,335), respectively, may be available to offset future capital gains realized through 2018 and 2019, respectively.

The aggregate tax basis of our assets and liabilities is less than our Total Stockholders’ Equity at June 30, 2015 by approximately $5,981, or approximately $0.50 per share (based on the 11,917 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $3,227 and $7,542 for the quarter and six months ended June 30, 2015, respectively and $5,398 and $10,795 for the quarter and six months ended June 30, 2014, respectively. Our estimated REIT taxable income available for distribution as dividends was $3,567 and $5,471 for the quarter and six months ended June 30, 2015, respectively and $4,917 and $10,095 for the quarters ended and June 30, 2014, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of REIT taxable income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

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

     In accordance with the Management Agreement, we incurred $900 and $1,801 in management fees for the quarter and six months ended June 30, 2015, respectively. For the quarter and six months ended June 30, 2014, we incurred $915 and $1,828 in management fees, respectively.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and six months ended June 30, 2015, we reimbursed ACM $62 and $114, respectively, for expenses incurred on our behalf. For the quarter and six months ended June 30, 2014, we reimbursed ACM $95 and $179, respectively, for expenses incurred on our behalf.

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

Note 18 – Subsequent Events

On July 27, 2015, a cash dividend of $0.09 per outstanding common share, or $1,073 in the aggregate, was paid to holders of record on July 15, 2015. We have also declared cash dividends of $0.09 per outstanding common share payable August 27, 2015 to holders of record on August 15, 2015 and payable September 28, 2015 to holders of record on September 15, 2015.

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

At June 30, 2015, investments in Agency Securities accounted for 74.18% of our MBS portfolio and investments in Non-Agency Securities accounted for 25.82% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, "Linked Transactions" for additional discussion of Linked Transactions).

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

 Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. The difference between 30-day LIBOR and the Federal Funds rate can be quite volatile, with the spread alternately returning to more normal levels and then widening out again. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our MBS portfolio. If rates were to increase as a result, our net interest margin and the value of our MBS portfolio might suffer as a result.

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to June 2015.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Net Interest Income	$6,663	$8,672	$13,233	$17,888	(23.17)%	(26.02)%
Total Other Income (Loss)	12,317	(15,596)	1,298	(24,578)	178.98%	105.28%
Total Expenses	1,751	1,852	3,487	3,949	(5.45)%	(11.70)%
Net Income (Loss)	$17,229	$(8,776)	$11,044	$(10,639)	296.32%	203.81%
Net income (loss) per common share (Note 14)	$1.44	$(0.73)	$0.92	$(0.89)	297.26%	203.37%
Weighted average common shares outstanding	11,956	11,996	11,971	11,928	(0.33)%	0.36%

The main factors for the change in net income in 2015 as compared to 2014 are the unrealized gains (losses) on derivatives in 2015 as compared to the unrealized losses in 2014. This factor results largely from the trend of generally rising interest rates in 2015 compared to falling interest rates in 2014.

Net Interest Income

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Agency Securities, net of amortization of premium	$5,172	$8,031	$10,476	$16,476	(35.60)%	(36.42)%
Non-Agency Securities, including discount accretion	3,021	2,410	5,717	4,712	25.35%	21.33%
Interest expense	(1,530)	(1,769)	(2,960)	(3,300)	13.51%	10.30%
Net Interest Income	$6,663	$8,672	$13,233	$17,888	(23.17)%	(26.02)%

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2015 vs. 2014

•	Our six month average MBS portfolio decreased 28.57% from $1,396,086 at June 30, 2014 to $997,179 at June 30, 2015.

•
Our six month net interest rate spread increased from 1.86% at June 30, 2014 to 1.87% at June 30, 2015. Our average portfolio yield decreased (0.19)% and our cost of funds decreased (0.20)% year over year. The slight increase in interest rate spread from 2014 to 2015 combined with the decrease in our MBS portfolio resulted in decreased net interest income.

At June 30, 2015 and December 31, 2014, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.00% and 104.03%, respectively, because the average interest rates on these securities are higher than prevailing market rates. At June 30, 2015 and December 31, 2014, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 87.84% and 82.15%, respectively. These securities tend to trade on the basis of prices reflecting current assessments of expected credit performance in addition to relative yields.

The following table presents the components of the net interest margin earned on our MBS portfolio for the quarterly periods presented. Cost of funds includes interest expense on repurchase agreements and net cash paymetns or receipts on currently effective interest rate swap contracts. Our cost of funds does not include swap termination fees or forward starting interest rate swap contracts which are not yet effective. See Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions through December 31, 2014.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
June 30, 2015	2.80%	0.94%	1.86%	0.37%
March 31, 2015	2.65%	1.76%	0.89%	0.42%
December 31, 2014	2.77%	1.57%	1.20%	0.37%
September 30, 2014	2.73%	1.37%	1.36%	0.36%
June 30, 2014	2.85%	1.33%	1.52%	0.36%

Non-Agency Securities:
June 30, 2015	5.08%	2.27%	2.81%	2.22%
March 31, 2015	5.18%	2.07%	3.11%	1.92%
December 31, 2014 (1)	5.09%	2.68%	2.41%	2.00%
September 30, 2014 (1)	4.72%	2.58%	2.14%	1.86%
June 30, 2014 (1)	4.37%	2.43%	1.94%	1.69%

Total portfolio:
June 30, 2015	3.35%	1.16%	2.19%	0.67%
March 31, 2015	3.17%	1.80%	1.37%	0.62%
December 31, 2014 (1)	3.25%	1.72%	1.53%	0.60%
September 30, 2014 (1)	3.18%	1.56%	1.62%	0.60%
June 30, 2014 (1)	3.20%	1.50%	1.70%	0.58%
(1) Includes Linked Transactions

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Average Principal Prepayment Rate Annualized
10 Year Treasury Rate
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
January 2013
March 2013
May 2013
July 2013
September 2013
November 2013
January 2014
March 2014
May 2014
July 2014
September 2014
November 2014
January 2015
March 2015
May 2015
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$(3)	$(34)	$4,268	$8,776	91.18%	(51.37)%
Gain on Non-Agency Securities	669	288	3,276	1,121	132.29%	192.24%
Unrealized net gain and net interest income from Linked Transactions	—	2,950	—	7,460	(100.00)%	(100.00)%
Subtotal	$666	$3,204	$7,544	$17,357	(79.21)%	(56.54)%
Realized loss on derivatives (1)	(1,104)	(3,097)	(3,368)	(6,203)	64.35%	45.70%
Unrealized income (loss) on derivatives	12,755	(15,703)	(2,878)	(35,732)	181.23%	91.95%
Subtotal	$11,651	$(18,800)	$(6,246)	$(41,935)	161.97%	85.11%
Total Other Income (Loss)	$12,317	$(15,596)	$1,298	$(24,578)	178.98%	105.28%
(1) Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the statements of operations. For additional information see Note 10 to the condensed consolidated financial statements.

2015 vs. 2014

•
Gains (losses) on sale of Agency Securities resulted from the sales of Agency Securities during the six months ended June 30, 2015 and June 30, 2014 of $429,795 and $743,647, respectively. There were no sales of Agency Securities for the quarters ended June 30, 2015 and June 30, 2014, however we realized losses of $(3) and $(34) due to settlement adjustments on the Agency Securities sales in the first quarters. Sales of Agency Securities in 2015, were primarily associated with increasing our investment in Non-Agency Securities. At June 30, 2015, June 30, 2014 and December 31, 2014, we also considered whether at those balance sheet dates, we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarter and six months ended June 30, 2015 and June 30, 2014 and for the year ended December 31, 2014, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

•	Gain on Non-Agency Securities resulted from an increase in the fair value of these securities.

•
Gains on Linked Transactions at June 30, 2014 resulted from an increase in the fair value of these securities. Due to a change in accounting method for Linked Transactions, at June 30, 2015, we do not have any securities considered Linked Transactions. See Note 4, "Recent Accounting Pronouncements."

•	Gains (losses) on derivatives resulted from a combination of the following:

◦	Our total interest rate swap contracts aggregate notional balance decreased from $801,250 at June 30, 2014 to $691,250 at June 30, 2015.

◦	We decreased our total interest rate swaptions notional balance from $750,000 at June 30, 2014 to $0 at June 30, 2015.

◦	We purchased $25,000 par amount of TBA Agency Securities during the quarter ended June 30, 2015.

◦	The net gains (losses) for the quarters ended June 30, 2015 and June 30, 2014 were the result of gradual and sustained increase in interest rates for 2015 and declines in interest rates for 2014.

Expenses

	For the Quarter Ended		For the Six Months Ended		Changes vs. Prior Year
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Management fee	$900	$915	$1,801	$1,828	(1.64)%	(1.48)%
Professional fees	332	422	692	1,164	(21.33)%	(40.55)%
Insurance	99	111	197	220	(10.81)%	(10.45)%
Board compensation	179	233	357	357	(23.18)%	—%
Other	241	171	440	380	40.94%	15.79%
Total Expenses	$1,751	$1,852	$3,487	$3,949	(5.45)%	(11.70)%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. Gross equity raised was $238,876 and $243,282 at June 30, 2015 and June 30, 2014, respectively.

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

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses. Year over year increase reflects the results of our efforts to continually improve the capacity and sophistication of our portfolio management tools.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 15 to the condensed consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the quarter and six months ended June 30, 2015, other comprehensive loss totaled $(13,431) and $(9,461), respectively, reflecting net unrealized losses on available for sale Agency Securities net of amounts reclassified upon sale. During the quarter and six months ended June 30, 2014, other comprehensive income totaled $14,331 and $10,819, respectively, reflecting net unrealized gains on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Agency Securities and TBA Agency Securities

Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase ("long position") or sale ("short position") of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities.

The tables below summarize certain characteristics of our Agency Securities and TBA Agency Securities at June 30, 2015 and December 31, 2014.

June 30, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$151,696	$155,711	3.19%	0.00%	109	20.89%
10 Year Fixed	2,142	2,275	3.50%	3.50%	115	0.30
15 Year Fixed	400,615	419,223	3.19%	8.07%	156	55.18
20 Year Fixed	25,391	26,004	3.08%	9.93%	204	3.50
30 Year Fixed	121,206	125,000	3.50%	0.77%	354	16.69
Subtotal	$701,050	$728,213				96.56%
TBA Agency Securities (2)	25,000	25,697	3.50%	—%	360	3.44
Total or Weighted Average	$726,050	$753,910	3.25%	5.30%	188	100.00%
(1) Weighted average for all prepayments during the six months ended June 30, 2015 including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of June 30, 2015, our TBA Agency Securities had a net carrying value of $166, reported as derivative liability on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$225,449	$233,702	3.14%	0.00%	116	21.98%
15 Year Fixed	756,806	796,243	3.27%	7.50%	164	73.80
20 Year Fixed	43,303	45,576	3.44%	8.62%	200	4.22
Total or Weighted Average	$1,025,558	$1,075,521	3.25%	5.90%	155	100.00%
(1) Weighted average for all prepayments during the year ended December 31, 2014, including prepayments related to Agency Securities purchased during the year.

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

The tables below summarize certain characteristics of our Non-Agency Securities at June 30, 2015 and December 31, 2014 (including those underlying Linked Transactions through December 31, 2014).

June 30, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$44,903	$39,673	5.36%	283	16.18%
Prime Hybrid	17,470	15,226	2.29%	258	6.29
Prime Floater	34,750	34,671	4.36%	337	12.52
Alt-A Fixed	94,682	79,759	5.83%	267	34.11
Alt-A Hybrid	9,358	8,057	2.60%	250	3.37
Non Performing loans	76,422	76,120	3.43%	296	27.53
Total or Weighted Average	$277,585	$253,506	4.52%	287	100.00%

At June 30, 2015, our overall investment in Non-Agency Securities represented 25.82% of our total investment in MBS.

During the six months ended June 30, 2015, we completed the purchase of Non-Agency Securities with a fair value of $8,940 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $6,408.

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

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at June 30, 2015 and 20 of which had open repurchase agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements of $883,266 and $1,134,387 at June 30, 2015 and December 31, 2014, respectively.

Our repurchase agreements require excess collateral, known as a Haircut. At June 30, 2015, the average haircut percentage was 8.93% compared to 7.56% at December 31, 2014. See Note 9 to the condensed consolidated financial statements for a list of counterparties holding our excess collateral in excess of 5% of our total stockholders’ equity.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. We also consider other metrics, including the effective duration of our derivatives, to manage our interest rate risk. At June 30, 2015, and December 31, 2014, the notional value of our interest rate swap contracts was 81.55% and 69.27%, respectively, of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transactions through December 31, 2014). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At June 30, 2015 and December 31, 2014, we had interest rate swap contracts with an aggregate notional balance of $691,250 and $861,250, respectively. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with a portion of our MBS portfolio. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations. We also purchased $25,000 par amount of TBA Agency Securities during the quarter ended June 30, 2015.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarter and six months ended June 30, 2015, we recognized a net gain (loss) of $11,651 and $(6,246), respectively, related to our derivatives. For the quarter and six months ended June 30, 2014, we recognized net losses of $(18,800) and $(41,935), respectively, related to our derivatives. The net unrealized loss on Agency Securities for the quarter and six months ended June 30, 2015 was $(13,434) and$(5,193), respectively. The net unrealized gain on Agency Securities for the quarter and six months ended June 30, 2014 was $14,297 and $19,595, respectively. The changes in the net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, we use TBA Agency Securities primarily to effectively establish and finance portfolio positions. See Agency Securities and TBA Agency Securities above.

Liquidity and Capital Resources

At June 30, 2015, we financed our MBS portfolio with $883,266 of borrowings under repurchase agreements and our leverage ratio was 6.63 to 1. At June 30, 2015, our liquidity totaled $36,007, consisting of $30,291 of cash plus $5,716 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at June 30, 2015 or December 31, 2014.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the six months ended June 30, 2015, we purchased $220,941 of MBS using proceeds from repurchase agreements and principal repayments. During the six months ended June 30, 2015, we received cash of $49,099 from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $883,266 at June 30, 2015, and we made cash interest payments of approximately $11,905 on our liabilities for the six months ended June 30, 2015. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted to counterparties increased by $1,189 and we decreased our liability by $4,554 for cash collateral posted by counterparties to us at June 30, 2015.

Repurchase and Related Facilities

At June 30, 2015, we had MRAs with 29 counterparties and had $883,266 in outstanding borrowings with 18 of those counterparties. At December 31, 2014, we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements at June 30, 2015 and our repurchase agreements and Linked Transactions through December 31, 2014 (see Note 9 to the condensed consolidated financial statements for additional discussion of repurchase agreements and Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions for the year ended December 31, 2014).

June 30, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$702,032	0.39%	30	4.96%
Non-Agency Securities	148,121	1.77%	50	22.26%
U.S. Treasury Securities	33,113	0.11%	1	0.00%
Total or Weighted Average	$883,266	0.61%	33	8.93%
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
(2) Includes $6,384 of repurchase agreements on Linked Transactions.

	June 30, 2015		December 31, 2014
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements (1)	Weighted Average Contractual Rate
Within 30 days	$581,172	55.00%	$523,531	0.44%
31 days to 60 days	105,073	0.42%	289,819	0.41%
61 days to 90 days	181,390	0.79%	327,421	0.52%
Greater than 90 days	15,631	1.96%	—	0.00%
Total	$883,266	0.61%	$1,140,771	0.46%
(1) The table above includes $124,540 of repurchase agreements on Linked Transactions at December 31, 2014.

At June 30, 2015, 8 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 67.52% of our repurchase agreement borrowings outstanding at June 30, 2015. At December 31, 2014, we had 9 repurchase counterparties that individually accounted for 5% or greater or our aggregate borrowings. In total these counterparties accounted for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties where the amount at risk individually accounted for 5% or greater of our stockholders' equity at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
Repurchase Agreement Counterparty	Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days	Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
Credit Suisse First Boston (1)	$17,066	58	—	—
Royal Bank of Canada	10,382	51	11,018	42
UBS AG (1)	—	—	19,194	615
BNP Parabis Securities Corp.	—	—	7,289	14
Bank of America-Merrill Lynch	—	—	7,238	42
Total	$27,448		44,739
(1) Amount at risk exceeds 10% of stockholders' equity.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At June 30, 2015, our repurchase agreement balance on our condensed consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

Declines in the value of our MBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

Changing capital or other financial market regulatory requirements may cause our lenders to exit the repurchase market, increase financing rates, tighten lending standards or increase the amount of required equity capital or Haircut we post, any of which could make it more difficult or costly for us to obtain financing.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At June 30, 2015 and December 31, 2014, our total borrowings were approximately $883,266 and $1,134,387 (excluding accrued interest), respectively. At June 30, 2015 and December 31, 2014, we had a leverage ratio of approximately 6.63:1 and 8.13:1, respectively. At June 30, 2015, we had a leverage ratio (including TBA Agency Securities purchased forward) of 6.83 to 1.

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

Off-Balance Sheet Arrangements

At June 30, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Realized Gains and Losses on Agency Securities

Security purchase and sale transactions, including purchase and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We realize gains and losses on our Agency Securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell Agency Securities in later periods after changes in the fair value of those Agency Securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.

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

“Code” means the Internal Revenue Code, as amended

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

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between the Company and ACM whereby ACM performs certain services for the Company in exchange for a specified fee. The current version of the Management Agreement was filed as an exhibit to our 2014 Form 10-K.

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

"Multi-Family MBS" means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.

“Non-Agency Securities” means securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency

GLOSSARY OF TERMS

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

"TBA Agency Securities" means forward contracts for the purchase ("long position") or sale ("short position") of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date.

“U.S.” means United States

“1940 Act” means the Investment Company Act of 1940, as amended

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. The structural characteristics of our Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At June 30, 2015 and December 31, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM’s judgment and experience.

June 30, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(4.53)%	(0.19)%
0.50%	(2.24)%	(0.09)%
(0.50)%	6.93%	0.02%
(1.00)%	8.02%	(0.17)%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.96%	0.52%
0.50%	3.27%	0.28%
(0.50)%	5.27%	(0.40)%
(1.00)%	8.34%	(1.06)%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Credit Risk

We have limited our exposure to credit losses on our Agency Securities in our MBS portfolio. The payment of principal and interest on the Fannie Mae and Freddie Mac Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Agency Securities guaranteed by Ginnie Mae Agency Securities are backed by the full faith and credit of the U.S. Government.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter that ended on June 30, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at June 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015. That evaluation did not identify any changes during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information regarding our common stock repurchases made during the three months ended June 30, 2015 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
May 7, 2015 through May 8, 2015	40	$7.69	40	1,399
June 4, 2015 through June 9, 2015	41	$7.45	41	1,358
(1) All shares were repurchased pursuant to a stock repurchase program ("Repurchase Program") (see Note 3 to the condensed consolidated financial statements).
(2) Weighted average price.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously reported in the proxy statement for the Company’s 2015 Annual Meeting of Stockholders (the “2015 Meeting”), the Company elected to provide stockholders an advisory (non-binding) vote on the frequency of future “say-on-pay” votes at the 2015 Meeting as a matter of good corporate practice and the Board recommended that stockholders vote in favor of annual future say-on-pay votes.  Say-on-pay votes are periodic advisory (non-binding) stockholder votes to approve the compensation paid to the Company’s named executive officers.  At the 2015 Meeting, a majority of the shares cast on the matter voted in favor of an annual frequency for say-on-pay votes, and these results were timely reported in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2015.

The Board has considered the appropriate frequency of future say-on-pay votes.  Among other factors, the Board considered the voting results at the 2015 Meeting with respect to the non-binding advisory vote regarding the frequency of future say-on-pay votes.  The Board has determined that future say-on-pay votes will be submitted to stockholders of the Company on an annual basis until the next non-binding advisory vote on the frequency of say-on-pay votes.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2015	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

(2)	Furnished herewith