Form 10-Q
period 2015-09-30
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2015-11-06
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

The number of outstanding shares of the Registrant’s common stock as of November 5, 2015 was 11,924,443.

JAVELIN Mortgage Investment Corp. and Subsidiary
TABLE OF CONTENTS

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2015	December 31, 2014
Assets
Cash	$20,271	$29,882
Cash collateral posted to counterparties	22,867	3,209
Agency Securities, available for sale, at fair value (including pledged securities of $641,073 and $1,071,298)	643,191	1,075,521
Non-Agency Securities, trading, at fair value (including pledged securities of $246,298 and $158,931)	246,370	158,931
Linked Transactions, net, at fair value (including pledged securities of $8,940 in 2014)	—	2,532
Derivatives, at fair value	627	7,321
Accrued interest receivable	1,667	2,792
Prepaid and other assets	873	713
Total Assets	$935,866	$1,280,901
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$798,938	$1,134,387
Cash collateral posted by counterparties	—	2,876
Derivatives, at fair value	14,364	2,603
Accrued interest payable	551	696
Accounts payable and other accrued expenses	2,019	731
Total Liabilities	$815,872	$1,141,293

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding at September 30, 2015 and December 31, 2014.	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,924 shares and 11,985 shares issued and outstanding at September 30, 2015 and December 31, 2014.	12	12
Additional paid-in capital	243,418	243,892
Accumulated deficit	(129,144)	(112,899)
Accumulated other comprehensive income	5,708	8,603
Total Stockholders’ Equity	$119,994	$139,608
Total Liabilities and Stockholders’ Equity	$935,866	$1,280,901

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Income:
Agency Securities, net of amortization of premium	$4,626	$7,246	$15,102	$23,722
Non-Agency Securities, including discount accretion	3,389	2,478	9,106	7,190
Total Interest Income	$8,015	$9,724	$24,208	$30,912
Interest expense	(1,749)	(1,698)	(4,710)	(4,997)
Net Interest Income	$6,266	$8,026	$19,498	$25,915
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	797	(845)	5,065	7,931
Gain (loss) on Non-Agency Securities	(2,127)	1,571	1,149	2,692
Unrealized net gain and net interest income from Linked Transactions	—	1,145	—	8,604
Subtotal	$(1,330)	$1,871	$6,214	$19,227
Realized loss on derivatives (1)	(703)	(3,131)	(4,071)	(9,334)
Unrealized gain (loss) on derivatives	(18,925)	1,293	(21,803)	(34,439)
Subtotal	$(19,628)	$(1,838)	$(25,874)	$(43,773)
Total Other Income (Loss)	$(20,958)	$33	$(19,660)	$(24,546)
Expenses:
Management fee	899	914	2,700	2,742
Professional fees	410	136	1,102	1,300
Insurance	101	112	298	333
Board compensation	179	179	536	536
Other	247	146	688	525
Total Expenses	$1,836	$1,487	$5,324	$5,436
Net Income (Loss)	$(16,528)	$6,572	$(5,486)	$(4,067)
Net income (loss) per common share (Note 14)	$(1.39)	$0.55	$(0.46)	$(0.34)
Dividends declared per common share	$0.27	$0.45	$0.90	$1.35
Weighted average common shares outstanding	11,917	11,999	11,953	11,996
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the statements of operations. For additional information see Note 10 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income (Loss)	$(16,528)	$6,572	$(5,486)	$(4,067)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(797)	845	(5,065)	(7,931)
Net unrealized gain (loss) on available for sale Agency Securities	7,347	(8,551)	2,170	11,044
Other comprehensive income (loss)	$6,550	$(7,706)	$(2,895)	$3,113
Comprehensive Loss	$(9,978)	$(1,134)	$(8,381)	$(954)

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	11,985	$12	$243,892	$(112,899)	$8,603	$139,608
Common stock dividends declared	—	—	—	(10,759)	—	(10,759)
Issuance of common stock, net	1	—	7	—	—	7
Stock based compensation, net of withholding requirements	19	—	131	—	—	131
Common stock repurchased	(81)	—	(612)	—	—	(612)
Net loss	—	—	—	(5,486)	—	(5,486)
Other comprehensive loss	—	—	—	—	(2,895)	(2,895)
Balance, September 30, 2015	11,924	$12	$243,418	$(129,144)	$5,708	$119,994

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(5,486)	$(4,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premium on Agency Securities	2,855	2,895
Accretion of net discount on Non-Agency Securities	(292)	(322)
Gain on Non-Agency Securities	(1,149)	(2,692)
Realized gain on sale of Agency Securities	(5,065)	(7,931)
Unrealized net gain and net interest income from Linked Transactions	—	(8,604)
Stock based compensation	131	132
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	1,125	(320)
Increase in prepaid and other assets	(160)	(202)
Decrease in derivatives, at fair value	18,455	35,674
Increase (decrease) in accrued interest payable	(168)	297
Increase (decrease) in accounts payable and other accrued expenses	1,288	(1,269)
Net cash provided by operating activities	$11,534	$13,591
Cash Flows From Investing Activities:
Purchases of Agency Securities	(128,908)	(1,214,850)
Purchases of Non-Agency Securities	(97,027)	(25,897)
Cash receipts on Linked Transactions	—	5,075
Principal repayments of Agency Securities	59,701	78,096
Principal repayments of Non-Agency Securities	19,968	10,889
Proceeds from sales of Agency Securities	500,852	927,361
Increase in cash collateral posted to/by counterparties	(22,534)	(33,694)
Net cash provided by (used in) investing activities	$332,052	$(253,020)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	7	—
Proceeds from repurchase agreements	4,614,455	5,822,290
Principal repayments on repurchase agreements	(4,956,288)	(5,570,695)
Common stock dividends paid	(10,759)	(16,195)
Common stock repurchased	(612)	—
Net cash provided by (used in) financing activities	$(353,197)	$235,400
Net decrease in cash	(9,611)	(4,029)
Cash - beginning of period	29,882	41,524
Cash - end of period	$20,271	$37,495
Supplemental Disclosure:
Cash paid during the period for interest	$13,818	$14,100
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$102,163
Net unrealized gain (loss) on available for sale Agency Securities	$2,170	$11,044
Linked Transaction value of purchased Non-Agency Securities	$2,532	$7,280

See notes to condensed consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions) and repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis ("TBA Agency Securities").

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

Agency Securities, Available For Sale

At September 30, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

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

Non-Agency Securities, Trading

At September 30, 2015 and December 31, 2014, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

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

In addition to the repurchase agreement financing discussed above we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2015 or December 31, 2014.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at September 30, 2015 or December 31, 2014.

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

We may also purchase and sell TBA Agency Securities as a means of investing in and financing Agency Securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to Agency Securities (thereby reducing our "at risk" leverage). Pursuant to TBA Agency Securities, we agree to purchase or sell, for future delivery, Agency Securities with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency Security for a later settlement date. This transaction is commonly referred to as a "dollar roll." When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative.

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

Preferred Stock

At September 30, 2015, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors ("Board") or a committee thereof. We have not issued any preferred stock to date.

Common Stock

At September 30, 2015, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,924 shares of common stock issued and outstanding at September 30, 2015 and 11,985 issued and outstanding at December 31, 2014.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 3,000 shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the nine months ended September 30, 2015, we repurchased 81 shares of our common stock under the Repurchase Program for an aggregate of $612. At September 30, 2015, there were 1,358 authorized shares remaining under our Repurchase Program.

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

Note 4 - Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, Transfers and Servicing (Topic 860). This amendment to the accounting standards changed the accounting for repurchase financing transactions, that is, a transfer of a financial asset financed by a repurchase agreement with the same counterparty. In 2014, certain of these transactions were combined and accounted for as a forward contract and are reported as "Linked Transactions" on our balance sheet. Under the amendment, these arrangements are no longer presented as Linked Transactions on our condensed consolidated balance sheet but are instead accounted for from inception as purchases of Non-Agency trading securities and repurchase agreement liabilities.

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

The amendment also requires certain additional disclosures about repurchase agreements beginning with the second quarter 2015 condensed consolidated financial statements. See Note 9, “Repurchase Agreements.”

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At September 30, 2015 and December 31, 2014, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

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

Obligations to Return Securities Received as Collateral - The fair value of the obligations to return securities received as collateral are based upon the prices of the related U.S. Treasury Securities obtained from a third party pricing service. Such obligations are classified as Level 1.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, September 30, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$643,191	$—	$643,191
Non-Agency Securities, trading	$—	$—	$246,370	$246,370
Derivatives	$—	$627	$—	$627
Liabilities at Fair Value:
Derivatives	$—	$14,364	$—	$14,364

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the nine months ended September 30, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,075,521	$—	$1,075,521
Non-Agency Securities, trading	$—	$—	$158,931	$158,931
Linked Transactions, net	$—	$—	$2,532	$2,532
Derivatives	$—	$7,321	$—	$7,321
Liabilities at Fair Value:
Derivatives	$—	$2,603	$—	$2,603

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2014.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at September 30, 2015 and December 31, 2014.

	September 30, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$20,271	$20,271	$20,271	$—	$—
Cash collateral posted to counterparties	$22,867	$22,867	$—	$22,867	$—
Accrued interest receivable	$1,667	$1,667	$—	$1,667	$—
Financial Liabilities:					—
Repurchase agreements	$798,938	$798,938	$—	$798,938	$—
Accrued interest payable	$551	$551	$—	$551	$—

	December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$29,882	$29,882	$29,882	$—	$—
Cash collateral posted to counterparties	$3,209	$3,209	$—	$3,209	$—
Accrued interest receivable	$2,792	$2,792	$—	$2,792	$—
Financial Liabilities:
Repurchase agreements	$1,134,387	$1,134,387	$—	$1,134,387	$—
Cash collateral posted by counterparties	$2,876	$2,876	$—	$2,876	$—
Accrued interest payable	$696	$696	$—	$696	$—

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the changes in Level 3 assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

Non-Agency Securities	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$158,931	$143,399
Purchases of Non-Agency Securities, at cost	97,027	32,397
Principal repayments of Non-Agency Securities	(19,968)	(15,494)
Proceeds from the sale of Non-Agency Securities	—	(9,757)
Gain on Non-Agency Securities	1,149	559
Linked Transactions value of purchased Non-Agency Securities	2,532	7,281
Linked Transactions liabilities recognized	6,407	—
Discount accretion	292	546
Balance, end of period	$246,370	$158,931
Gain on Non-Agency Securities	$1,149	$559

Linked Transactions	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$2,532	$16,322
Linked Transaction value of purchased Non-Agency Securities	(2,532)	(7,281)
Cash receipts on Linked Transactions	—	(16,839)
Unrealized net gain and net interest income (loss) from Linked Transactions	—	10,330
Balance, end of period	$—	$2,532
Gain on Linked Transactions	$—	$10,330

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions though December 31, 2014) include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at September 30, 2015 and December 31, 2014 (inclusive of Non-Agency Securities underlying Linked Transactions), respectively. See Note 8, "Linked Transaction" for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions through December 31, 2014.

September 30, 2015

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	16.12%	68.10%
Loss severity (life)	0.00%	37.84%	66.70%
Discount rate	3.50%	4.87%	5.50%
Delinquency (life)	0.00%	16.47%	55.80%
Voluntary prepayments (life)	0.60%	8.26%	23.50%

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

Note 6 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. At September 30, 2015, investments in Agency Securities accounted for 72.30% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014).

We evaluated our Agency Securities with unrealized losses at September 30, 2015 and September 30, 2014 and December 31, 2014, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters and nine months ended September 30, 2015 and September 30, 2014 and for the year ended December 31, 2014, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

 At September 30, 2015, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at September 30, 2015 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.27% at September 30, 2015.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

September 30, 2015

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	% of Fair Value
Fannie Mae
Multi-Family MBS	$154,672	$—	$3,248	$157,920	24.55%
10 Year Fixed	2,194	—	28	2,222	0.35
15 Year Fixed	328,945	—	4,324	333,269	51.81
20 Year Fixed	26,463	(476)	—	25,987	4.04
Total Fannie Mae	$512,274	$(476)	$7,600	$519,398	80.75%

Freddie Mac
30 Year Fixed	125,209	(1,416)	$—	123,793	19.25
Total Freddie Mac	$125,209	$(1,416)	$—	$123,793	19.25%
Total Agency Securities	$637,483	$(1,892)	$7,600	$643,191	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	339,544	335,233	702,485	697,385
Greater than or equal to five years	303,647	302,250	373,036	369,533
Total Agency Securities	$643,191	$637,483	$1,075,521	$1,066,918

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at September 30, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015	$123,793	$(1,416)	$25,987	$(476)	$149,780	$(1,892)
December 31, 2014	$58,363	$(26)	$27,640	$(652)	$86,003	$(678)

During the quarter and nine months ended September 30, 2015, we sold $71,057 and $500,852 of Agency Securities, resulting in realized gains of $797 and $5,065, respectively. During the quarter and nine months ended September 30, 2014, we sold $288,572 and $1,032,219 of Agency Securities, resulting in a realized (loss) gain of $(845) and $7,931. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

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

At September 30, 2015, investments in Non-Agency Securities accounted for 27.70% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at September 30, 2015 are presented in the table below.

	Non-Agency Securities
September 30, 2015	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$38,583	$36,519	$42,782	5.32%
Prime Hybrid	14,497	13,042	16,806	2.33%
Prime Floater	33,811	33,766	34,750	4.37%
Alt-A Fixed	75,564	71,171	91,123	5.86%
Alt-A Hybrid	7,474	6,987	8,656	2.63%
Non-Performing	76,441	76,846	77,002	3.44%
Total Non-Agency Securities	$246,370	$238,331	$271,119	4.51%

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

Prime/Alt-A Non-Agency Securities at September 30, 2015 and December 31, 2014 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-Agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher percentage of investment properties. These securities were generally rated below investment grade at September 30, 2015 and December 31, 2014. The non-performing Non-Agency Securities represent new securitizations to provide senior financing for a portion of the sponsor's existing non-performing loan portfolio.

The following table summarizes the weighted average lives of our Non-Agency Securities at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$11,480	$11,529	$—	$—
Greater than or equal to one year and less than three years	67,272	67,615	—	—
Greater than or equal to three years and less than five years	18,725	17,688	20,045	19,866
Greater than or equal to five years	148,893	141,499	138,886	133,348
Total Non-Agency Securities	$246,370	$238,331	$158,931	$153,214

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at September 30, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015	$89,174	$(456)	$4,406	$(220)	$93,580	$(676)
December 31, 2014	$19,166	$(1,029)	$5,893	$(296)	$25,059	$(1,325)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2015 and December 31, 2014, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At September 30, 2015, our repurchase agreement balance on our condensed consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in our condensed consolidated statements of operations for the quarters and nine months ended September 30, 2015 and September 30, 2014.

	For the Quarters Ended		For the Nine Months Ended
Unrealized Net Gain and Net Interest Income from Linked Transactions	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income attributable to MBS underlying Linked Transactions	$—	$1,182	$—	4,051
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	—	(229)	—	(680)
Change in fair value of Linked Transactions included in earnings	—	192	—	5,233
Unrealized net gain and net interest income from Linked Transactions	$—	$1,145	$—	$8,604

Note 9 - Repurchase Agreements

At September 30, 2015, we had MRAs with 29 counterparties and had $798,938 in outstanding borrowings with 20 of those counterparties. At December 31, 2014, we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties. See Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases at September 30, 2015 and December 31, 2014. No amounts below are subject to offsetting.

September 30, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$608,988	0.47%	27	4.95%
Non-Agency Securities	144,869	1.86%	56	22.22%
U.S. Treasury Securities	45,081	0.2%	3	0.00%
Total or Weighted Average	$798,938	0.71%	31	9.38%
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

Our repurchase agreements require that we maintain adequate pledged collateral. A decline in the value of the MBS pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital. We also may receive cash

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

or securities as collateral from our derivative counterparties which we may use as additional collateral for repurchase agreements. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Maturing or Repricing	September 30, 2015	Weighted Average Contractual Rate	December 31, 2014	Weighted Average Contractual Rate
Within 30 days	$546,429	0.55%	$522,855	0.44%
31 days to 60 days	113,531	0.91%	289,819	0.41%
61 days to 90 days	138,978	1.16%	321,713	0.49%
Greater than 90 days	—	0.00%	—	0.00%
Total or Weighted Average	$798,938	0.71%	$1,134,387	0.45%

At September 30, 2015, 7 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 69.84% of our repurchase agreement borrowings outstanding at September 30, 2015. At December 31, 2014, we had 9 repurchase counterparties that individually accounted for 5% or greater or our aggregate borrowings. In total these counterparties accounted for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties where the amount at risk individually accounted for 5% or greater of our stockholders' equity at September 30, 2015 and December 31, 2014.

		September 30, 2015			December 31, 2014
Repurchase Agreement Counterparty		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
BNP Paribas Securities Corp.	(2)	$3,917	12		$7,289	14
Bank of America-Merrill Lynch	(2)	5,708	31		7,238	42
Credit Suisse First Boston (1)		17,006	72	(2)	2,729	67
Royal Bank of Canada Bank		10,066	51		11,018	42
UBS AG (1)		17,677	342		19,194	615
Wells Fargo Securities		6,189	28	(2)	3,501	20
Total		$60,563			$50,969
(1) Amount at risk exceeds 10% of stockholders' equity.
(2) Amounts less than 5%.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

 The following tables present information about our derivatives on the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

September 30, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (2)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	25-36 Months	28	0.73%	$100,000	$—	$(624)
Interest rate swap contracts	49-60 Months	49	1.59%	60,000	—	(2,251)
Interest rate swap contracts	61-72 Months	69	1.95%	100,000	—	(2,538)
Interest rate swap contracts	85-96 Months	92	2.05%	76,250	—	(3,389)
Interest rate swap contracts	97-108 Months	97	2.04%	80,000	—	(1,992)
Interest rate swap contracts	121-132 Months	126	2.07%	200,000	—	(3,570)
TBA Agency Securities	—	—	—	65,000	627	—
Total or Weighted Average				$681,250	$627	$(14,364)
(1) See Note 5, "Fair Value of Financial Instruments" for additional discussion.
(2) Notional amount includes $300,000 of forward starting interest rate swap contracts which become effective within 9 months.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	25-36 Months	34	0.55%	$50,000	$611	$—
Interest rate swap contracts	37-48 Months	41	0.92%	50,000	241	—
Interest rate swap contracts	49-60 Months	58	1.59%	60,000	—	(306)
Interest rate swap contracts	85-96 Months	93	1.50%	175,000	4,178	—
Interest rate swap contracts	97-108 Months	100	1.91%	526,250	2,291	(2,297)
Total or Weighted Average		89	1.67%	$861,250	$7,321	$(2,603)
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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables present information about our derivatives and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying condensed consolidated balance sheet at September 30, 2015.

September 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$—	$(14,364)	$22,867	$8,503
TBA Agency Securities	627	—	—	627
Totals	$627	$(14,364)	$22,867	$9,130

September 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(14,364)	$14,364	$—	$—
TBA Agency Securities	—	—	—	—
Totals	$(14,364)	$14,364	$—	$—

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

We apply trade date accounting. We did not have unsettled purchases or sales of derivatives at September 30, 2015 or December 31, 2014.

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and nine months ended September 30, 2015 and September 30, 2014.

		Income (Loss) Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives	Location on Condensed Consolidated Statements of Operations	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$(57)	$—	$439	$—
Interest income	Realized loss on derivatives	143	265	552	768
Interest expense	Realized loss on derivatives	(1,257)	(3,396)	(5,530)	(10,102)
Changes in fair value	Unrealized gain (loss) on derivatives	(19,717)	1,456	(22,429)	(27,555)
		$(20,888)	$(1,675)	$(26,968)	$(36,889)
Interest rate swaptions:
Changes in fair value	Unrealized gain (loss) on derivatives	—	(163)	—	(6,884)
		$—	$(163)	$—	$(6,884)
TBA Agency Securities:
Realized gain	Realized loss on derivatives	468	—	468	—
Changes in fair value	Unrealized gain (loss) on derivatives	792	—	626	—
		$1,260	$—	$1,094	$—
Totals		$(19,628)	$(1,838)	$(25,874)	$(43,773)

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 11 - Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement (as amended from time to time, the “Management Agreement”). See also Note 16, "Related Party Transactions." The Management Agreement entitles ACM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our initial public offering and private placement equity) up to $1.0 billion plus (b) 1.0% of gross equity raised in excess of $1.0 billion. Gross equity raised was $238,877 at September 30, 2015. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ACM is entitled to receive a termination fee from us under certain circumstances. The ACM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ACM is also the external manager of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly traded REIT, which invests in a leveraged portfolio of Agency Securities. Our executive officers also serve as the executive officers of ARMOUR.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ACM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2015 or December 31, 2014.

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

At September 30, 2015, there were 358 shares reserved for award under the Plan. No awards have been made to date.

Directors Fees

In the first quarter of 2014, we began paying to our non-employee directors a fee payable in cash, common stock, or a combination of common stock and cash at the option of the director. The number of shares issued each quarter is determined by dividing the chosen U.S. dollar amount of these fees by the closing market price for our stock at the end of each quarter.

Note 13 - Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2015.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.12	$1,438.2
February 13, 2015	February 27, 2015	$0.12	1,438.2
March 13, 2015	March 27, 2015	$0.12	1,438.2
April 15, 2015	April 27, 2015	$0.09	1,079.2
May 15, 2015	May 27, 2015	$0.09	1,075.7
June 15, 2015	June 29, 2015	$0.09	1,072.0
July 15, 2015	July 27, 2015	$0.09	1,072.5
August 17, 2015	August 27, 2015	$0.09	1,072.5
September 15, 2015	September 28, 2015	$0.09	1,072.5
Total dividends paid			$10,759

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Dividend Reinvestment Plan	January 27, 2015 to September 28, 2015	1	$7.73	$7
(1) Weighted average price.

Common Stock Repurchases

The following table presents our common stock repurchases for the nine months ended September 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased shares	May 7, 2015 to June 9, 2015	81	$7.57	$612
(1) Weighted average price.

At September 30, 2015, there were 1,358 authorized shares remaining under our Repurchase Program.

Note 14 – Net Income (Loss) per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis. Net loss per common share was $(1.39) and $(0.46) based on weighted average shares outstanding of 11,917 and 11,953, respectively, for the quarter and nine months ended September 30, 2015. Net income (loss) per common share was $0.55 and $(0.34) based on weighted average shares outstanding of 11,999 and 11,996, respectively, for the quarter and nine months ended September 30, 2014.

To date, we have not issued any dilutive securities.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 15 – Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters and nine months ended September 30, 2015 and September 30, 2014.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
GAAP Net Income (loss)	$(16,528)	$6,572	$(5,486)	$(4,067)
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions for 2014	2,049	(1,533)	(1,171)	(7,232)
(Gain) loss on sale of Agency Securities	(797)	845	(5,065)	(7,931)
Amortization of deferred hedging gains (costs)	(273)	148	(714)	439
Net premium amortization differences	—	—	—	(809)
Changes in interest rate contracts	18,515	(1,293)	20,896	34,439
Other	—	(73)	2	(78)
Estimated taxable income	$2,966	$4,666	$8,462	$14,761

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

The aggregate tax basis of our assets and liabilities is greater than our Total Stockholders’ Equity at September 30, 2015 by approximately $7,771, or approximately $0.65 per share (based on the 11,924 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $10,759 for the nine months ended September 30, 2015. Our estimated REIT taxable income available for distribution as dividends was $8,462 for the nine months ended September 30, 2015. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of REIT taxable income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

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

     In accordance with the Management Agreement, we incurred $899 and $2,700 in management fees for the quarter and nine months ended September 30, 2015, respectively. For the quarter and nine months ended September 30, 2014, we incurred $914 and $2,742 in management fees, respectively.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and nine months ended September 30, 2015, we reimbursed ACM $50 and $164, respectively, for expenses incurred on our behalf. For the quarter and nine months ended September 30, 2014, we reimbursed ACM $67 and $247, respectively, for expenses incurred on our behalf.

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

Note 18 – Subsequent Events

On October 5, 2015, our wholly owned insurance subsidiary, LANCE Indemnity Company, LLC became a member of the Federal Home Loan Bank of Cincinnati.

On October 27, 2015, a cash dividend of $0.09 per outstanding common share, or $1,073 in the aggregate, was paid to holders of record on October 15, 2015. We have also declared cash dividends of $0.09 per outstanding common share payable November 27, 2015 to holders of record on November 16, 2015 and payable December 28, 2015 to holders of record on December 15, 2015.

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

At September 30, 2015, investments in Agency Securities accounted for 72.30% of our MBS portfolio and investments in Non-Agency Securities accounted for 27.70% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, "Linked Transactions" for additional discussion of Linked Transactions).

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

Short-term Interest Rates and Funding Costs

Although the Fed has maintained a target range for the Federal Funds Rate of between 0.00% and 0.25%, recent Fed Board Committee meeting minutes indicate that they have begun discussions on the appropriate timing of raising the Federal Funds Rate. Our funding costs, which traditionally have tracked 30-day LIBOR have generally benefited by the current monetary policy. Any change in the Fed policy would likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to September 2015.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December-12
February-13
April-13
June-13
August-13
October-13
December-13
February-14
April-14
June-14
August-14
October-14
December-14
February-15
April-15
June-15
August-15
30-Day LIBOR
Effective Federal Funds Rate

Long-term Interest Rates and Mortgage Spreads

Our Agency Securities are valued at an interest rate spread verses long-term interest rates (mortgage spread). This mortgage spread varies over time and can be above or below long-term averages, depending upon market participants' current desire to own Agency Securities over other investment alternatives. When the mortgage spread get smaller (or negative) versus long-term interest rates, our book value will be positively affected. When this spread get larger (or positive), our book value will be negatively affected.

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. During the quarter ended September 30, 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our Agency Securities. Therefore, this larger decline in interest rate swap rates, versus the increase in the valuation our Agency Securities, negatively impacted our book value for the quarter ended September 30, 2015. As of September 30, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarters Ended		For the Nine Months Ended		Change vs. Prior Period
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Net Interest Income	$6,266	$8,026	$19,498	$25,915	(21.93)%	(24.76)%
Total Other Income (Loss)	(20,958)	33	(19,660)	(24,546)	NM	19.91%
Total Expenses	1,836	1,487	5,324	5,436	23.47%	(2.06)%
Net Income (Loss)	$(16,528)	$6,572	$(5,486)	$(4,067)	(351.49)%	(34.89)%
Net income (loss) per common share (Note 14)	$(1.39)	$0.55	$(0.46)	$(0.34)	(352.73)%	(35.29)%
Weighted average common shares outstanding	11,917	11,999	11,953	11,996	(0.68)%	(0.36)%

The main factors for the change in net income (loss) for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014, were the unrealized losses on derivatives in 2015 as compared to the unrealized gains in 2014 and the decrease in our MBS portfolio. The main factors for the change in net loss for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was the decrease in our MBS portfolio in 2015 and a decrease in realized gains on the sale of Agency Securities and a decrease in gains on the sale of Non-Agency Securities, in 2015 as compared to 2014.

Net Interest Income

	For the Quarters Ended		For the Nine Months Ended		Change vs. Prior Period
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Agency Securities, net of amortization of premium	$4,626	$7,246	$15,102	$23,722	(36.16)%	(36.34)%
Non-Agency Securities, including discount accretion	3,389	2,478	9,106	7,190	36.76%	26.65%
Interest expense	(1,749)	(1,698)	(4,710)	(4,997)	(3.00)%	5.74%
Net Interest Income	$6,266	$8,026	$19,498	$25,915	(21.93)%	(24.76)%

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2015 vs. 2014

•	Our nine month average MBS portfolio decreased 29.05% from $1,388,134 at September 30, 2014 to $984,927 at September 30, 2015.

•
Our nine month net interest rate spread increased 5 basis points from 1.79% at September 30, 2014 to 1.84% at September 30, 2015. Our average portfolio yield decreased (0.08)% and our cost of funds decreased (0.14)% year over year. The slight increase in interest rate spread from 2014 to 2015 combined with the decrease in our MBS portfolio resulted in decreased net interest income.

At September 30, 2015 and December 31, 2014, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.05% and 104.03%, respectively, because the average interest rates on these securities are higher than prevailing market rates. At September 30, 2015 and December 31, 2014, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 87.91% and 82.15%, respectively. These securities tend to trade on the basis of prices reflecting current assessments of expected credit performance in addition to relative yields.

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

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
September 30, 2015	2.68%	1.09%	1.59%	0.46%
June 30, 2015	2.80%	0.94%	1.86%	0.37%
March 31, 2015	2.65%	1.76%	0.89%	0.42%
December 31, 2014	2.77%	1.57%	1.20%	0.37%
September 30, 2014	2.73%	1.37%	1.36%	0.36%

Non-Agency Securities:
September 30, 2015	4.96%	2.17%	2.79%	2.13%
June 30, 2015	5.08%	2.27%	2.81%	2.22%
March 31, 2015	5.18%	2.07%	3.11%	1.92%
December 31, 2014 (1)	5.09%	2.68%	2.41%	2.00%
September 30, 2014 (1)	4.72%	2.58%	2.14%	1.86%

Total portfolio:
September 30, 2015	3.34%	1.32%	2.02%	0.81%
June 30, 2015	3.35%	1.16%	2.19%	0.67%
March 31, 2015	3.17%	1.80%	1.37%	0.62%
December 31, 2014 (1)	3.25%	1.72%	1.53%	0.60%
September 30, 2014 (1)	3.18%	1.56%	1.62%	0.60%
(1) Includes Linked Transactions

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Average Principal Prepayment Rate Annualized
10 Year Treasury Rate
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
January 2013
March 2013
May 2013
July 2013
September 2013
November 2013
January 2014
March 2014
May 2014
July 2014
September 2014
November 2014
January 2015
March 2015
May 2015
July 2015
September 2015
Axis Title
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

	For the Quarters Ended		For the Nine Months Ended		Change vs. Prior Period
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$797	$(845)	$5,065	$7,931	194.32%	(36.14)%
Gain on Non-Agency Securities	(2,127)	1,571	1,149	2,692	(235.39)%	(57.32)%
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	—	1,145	—	8,604	(100.00)%	(100.00)%
Subtotal	$(1,330)	$1,871	$6,214	$19,227	(171.08)%	(67.68)%
Realized loss on derivatives (1)	(703)	(3,131)	(4,071)	(9,334)	77.55%	56.39%
Unrealized income (loss) on derivatives	(18,925)	1,293	(21,803)	(34,439)	NM	36.69%
Subtotal	$(19,628)	$(1,838)	$(25,874)	$(43,773)	(967.90)%	40.89%
Total Other Income (Loss)	$(20,958)	$33	$(19,660)	$(24,546)	NM	19.91%
(1) Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the statements of operations. For additional information see Note 10 to the condensed consolidated financial statements.

2015 vs. 2014

•
Purchases and sales of our Agency Securities are recorded on the trade date. Gains (losses) on sale of Agency Securities resulted from the sales of Agency Securities during the quarter and nine months ended September 30, 2015, of $71,057 and $500,852 respectively, compared to $288,572 and $1,032,219, respectively, during the quarter and nine months ended September 30, 2014. At September 30, 2015, September 30, 2014 and December 31, 2014, we also considered whether at those balance sheet dates, we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarter and nine months ended September 30, 2015 and September 30, 2014 and for the year ended December 31, 2014, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

•	Gain on Non-Agency Securities resulted from an increase in the fair value of these securities.

•
Gains on Linked Transactions at September 30, 2014 resulted from an increase in the fair value of these securities. Due to a change in accounting method for Linked Transactions, at September 30, 2015, we do not have any securities considered Linked Transactions. See Note 4, "Recent Accounting Pronouncements."

•	Gains (losses) on derivatives resulted from a combination of the following:

◦	Our total interest rate swap contracts aggregate notional balance decreased from $801,250 at September 30, 2014 to $616,250 at September 30, 2015.

◦	We decreased our total interest rate swaptions notional balance from $750,000 at September 30, 2014 to $0 at September 30, 2015.

◦	We purchased $65,000 par amount of TBA Agency Securities during the nine months ended September 30, 2015.

◦
The net gains (losses) for the quarters ended September 30, 2015 and September 30, 2014 were the result of gradual and sustained increase in interest rates for 2015 and declines in interest rates for 2014.

Expenses

	For the Quarters Ended		For the Nine Months Ended		Changes vs. Prior Year
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Management fee	$899	$914	$2,700	$2,742	(1.64)%	(1.53)%
Professional fees	410	136	1,102	1,300	201.47%	(15.23)%
Insurance	101	112	298	333	(9.82)%	(10.51)%
Board compensation	179	179	536	536	—%	—%
Other	247	146	688	525	69.18%	31.05%
Total Expenses	$1,836	$1,487	$5,324	$5,436	23.47%	(2.06)%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. Gross equity raised was $238,877 and $243,282 at September 30, 2015 and September 30, 2014, respectively.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the quarter and nine months ended September 30, 2015, other comprehensive income (loss) totaled $6,550 and $(2,895), respectively, reflecting net unrealized losses on available for sale Agency Securities net of amounts reclassified upon sale. During the quarter and nine months ended September 30, 2014, other comprehensive (loss) income totaled $(7,706) and $3,113, respectively, reflecting net unrealized gains on available for sale Agency Securities net of amounts reclassified upon sale.

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

The tables below summarize certain characteristics of our Agency Securities and TBA Agency Securities at September 30, 2015 and December 31, 2014.

September 30, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$151,387	$157,920	3.19%	0.00%	106	22.34%
10 Year Fixed	2,080	2,222	3.50%	3.00%	112	0.31
15 Year Fixed	315,814	333,269	3.23%	8.78%	153	46.60
20 Year Fixed	24,926	25,987	3.08%	2.93%	201	3.68
30 Year Fixed	118,454	123,793	3.50%	7.20%	350	17.48
Subtotal	$612,661	$643,191				90.41%
TBA Agency Securities (2)	65,000	67,777	3.50%	—%	360	9.59
Total or Weighted Average	$677,661	$710,968	3.29%	6.05%	198	100.00%
(1) Weighted average for all prepayments during the nine months ended September 30, 2015 including prepayments related to Agency Securities purchased during the quarter.

(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of September 30, 2015, our TBA Agency Securities had a net carrying value of 627, reported as derivative asset on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.

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

The tables below summarize certain characteristics of our Non-Agency Securities at September 30, 2015 and December 31, 2014 (including those underlying Linked Transactions through December 31, 2014).

September 30, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$42,782	$38,583	5.32%	283	15.78%
Prime Hybrid	16,806	14,497	2.33%	255	6.20
Prime Floater	34,750	33,811	4.37%	334	12.82
Alt-A Fixed	91,123	75,564	5.86%	265	33.61
Alt-A Hybrid	8,656	7,474	2.63%	247	3.19
Non Performing loans	77,002	76,441	3.44%	273	28.40
Total or Weighted Average	$271,119	$246,370	4.51%	279	100.00%

At September 30, 2015, our overall investment in Non-Agency Securities represented 27.70% of our total investment in MBS.

During the nine months ended September 30, 2015, we completed the purchase of Non-Agency Securities with a fair value of $8,940 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $6,408.

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

Liabilities

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 20 of which had open repurchase agreements with us at September 30, 2015 and 20 of which had open repurchase agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements of $798,938 and $1,134,387 at September 30, 2015 and December 31, 2014, respectively.

Our repurchase agreements require excess collateral, known as a Haircut. At September 30, 2015, the average haircut percentage was 9.38% compared to 7.56% at December 31, 2014. See Note 9 to the condensed consolidated financial statements for a list of counterparties holding our excess collateral in excess of 5% of our total stockholders’ equity.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. We also consider other metrics, including the effective duration of our derivatives, to manage our interest rate risk. At September 30, 2015, and December 31, 2014, the notional value of our interest rate swap contracts was 81.37% and 69.27%, respectively, of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transactions through December 31, 2014). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At September 30, 2015 and December 31, 2014, we had interest rate swap contracts with an aggregate notional balance of $616,250 and $861,250, respectively. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with a portion of our MBS portfolio. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations. We also purchased $65,000 par amount of TBA Agency Securities during the nine months ended September 30, 2015.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. For the quarter and nine months ended September 30, 2015, we recognized net losses of $(19,628) and $(25,874), respectively, related to our derivatives. For the quarter and nine months ended September 30, 2014, we recognized net losses of $(1,838) and $(43,773), respectively, related to our derivatives. The net unrealized loss on Agency Securities for the quarter and nine months ended September 30, 2015 was $7,347 and $2,170, respectively. The net unrealized (loss) gain on Agency Securities for the quarter and nine months ended September 30, 2014 was $(8,551) and $11,044, respectively. The changes in the net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at September 30, 2015:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$798,938	$798,938	$—	$—	$—
Interest expense on repurchase agreements	966	966	—	—	—
Related Party Fees (1)	25,081	3,583	7,166	7,166	7,166
Board of Directors fees (2)	5,005	715	1,430	1,430	1,430
Total	$829,990	$804,202	$8,596	$8,596	$8,596
(1) Represents fees to be paid to ACM under the terms of the Management Agreement (Refer to Note 11 and Note 16 to the consolidated financial statements.
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at September 30, 2015. We had interest rate swap contracts with an aggregate notional balance of $616,250, a weighted average swap rate of 1.78% and a weighted average term of 85 months at September 30, 2015.

Liquidity and Capital Resources

At September 30, 2015, we financed our MBS portfolio with $798,938 of borrowings under repurchase agreements and our leverage ratio was 6.66 to 1. At September 30, 2015, our liquidity totaled $23,971, consisting of $20,271 of cash plus $3,700 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at September 30, 2015 or December 31, 2014.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. During the nine months ended September 30, 2015, we purchased $225,935 of MBS using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2015, we received cash of $79,669 from prepayments and scheduled principal payments on our MBS. Our total repurchase indebtedness was approximately $798,938 at September 30, 2015, and we made cash interest payments of approximately $13,818 on our liabilities for the nine months ended September 30, 2015. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted to counterparties increased by $19,658 and we decreased our liability by $2,876 for cash collateral posted by counterparties to us at September 30, 2015.

Repurchase and Related Facilities

At September 30, 2015, we had MRAs with 29 counterparties and had $798,938 in outstanding borrowings with 20 of those counterparties. At December 31, 2014, we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements at September 30, 2015 and our repurchase agreements and Linked Transactions through December 31, 2014 (see Note 9 to the condensed consolidated financial statements for additional discussion of repurchase agreements and Note 8 to the condensed consolidated financial statements for additional discussion of Linked Transactions for the year ended December 31, 2014).

September 30, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$608,988	0.47%	27	4.95%
Non-Agency Securities	144,869	1.86%	56	22.22%
U.S. Treasury Securities	45,081	0.20%	3	0.00%
Total or Weighted Average	$798,938	0.71%	31	9.38%
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
(2) Includes $6,384 of repurchase agreements on Linked Transactions.

	September 30, 2015		December 31, 2014
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements (1)	Weighted Average Contractual Rate
Within 30 days	$546,429	0.55%	$523,531	0.44%
31 days to 60 days	113,531	0.91%	289,819	0.41%
61 days to 90 days	138,978	1.16%	327,421	0.52%
Greater than 90 days	—	0.00%	—	0.00%
Total	$798,938	0.71%	$1,140,771	0.46%
(1) The table above includes $124,540 of repurchase agreements on Linked Transactions at December 31, 2014.

At September 30, 2015, 7 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 69.84% of our repurchase agreement borrowings outstanding at September 30, 2015. At December 31, 2014, we had 9 repurchase counterparties that individually accounted for 5% or greater or our aggregate borrowings. In total these counterparties accounted for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties where the amount at risk individually accounted for 5% or greater of our stockholders' equity at September 30, 2015 and December 31, 2014.

		September 30, 2015			December 31, 2014
Repurchase Agreement Counterparty		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
BNP Paribas Securities Corp.	(2)	$3,917	12		$7,289	14
Bank of America-Merrill Lynch	(2)	5,708	31		7,238	42
Credit Suisse First Boston (1)		17,006	72	(2)	2,729	67
Royal Bank of Canada Bank		10,066	51		11,018	42
UBS AG (1)		17,677	342		19,194	615
Wells Fargo Securities		6,189	28	(2)	3,501	20
Total		$60,563			$50,969
(1) Amount at risk exceeds 10% of stockholders' equity.
(2) Amounts less than 5%.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency

Securities. At September 30, 2015, our repurchase agreement balance on our condensed consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

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
April 2015
May 2015
June 2015
July 2015
August 2015
September 2015
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At September 30, 2015 and December 31, 2014, our total borrowings were approximately $798,938 and $1,134,387 (excluding accrued interest), respectively. At September 30, 2015 and December 31, 2014, we had a leverage ratio of approximately 6.66:1 and 8.13:1, respectively. At September 30, 2015, we had a leverage ratio (including TBA Agency Securities purchased forward) of 7.22 to 1.

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

Off-Balance Sheet Arrangements

At September 30, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. The structural characteristics of our Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At September 30, 2015 and December 31, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM’s judgment and experience.

September 30, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(9.47)%	(0.35)%
0.50%	(4.96)%	(0.15)%
(0.50)%	8.94%	0.05%
(1.00)%	10.00%	(0.23)%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.96%	0.52%
0.50%	3.27%	0.28%
(0.50)%	5.27%	(0.40)%
(1.00)%	8.34%	(1.06)%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter that ended on September 30, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at September 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015. That evaluation did not identify any changes during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 26, 2015 except as set forth below.

The membership of our insurance subsidiary, LANCE Indemnity Company, LLC ("LANCE"), in the Federal Home Loan Bank ("FHLB") of Cincinnati may be terminated, and any advances outstanding to LANCE from the FHLB of Cincinnati would be immediately unwound, possibly at a loss.

In September 2014, the Federal Housing Financing Authority issued RIN 2590-AA39, Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). The Proposed Rule, among other things, addresses membership terminations for captive insurance companies that became members of the FHLB systems after publication of the Proposed Rule, which would include LANCE. Under the Proposed Rule, LANCE would be ineligible to continue as a member of the FHLB of Cincinnati as of the effective date of the final rule, if adopted as proposed, and as a result would be required to immediately terminate such membership. If LANCE's membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that LANCE purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, LANCE would be required to promptly unwind any outstanding debt advances from the FHLB. This could cause us to experience losses and may have a material adverse effect on our business.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

(2)	Furnished herewith