Form 10-K
period 2015-12-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2016-03-03
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On June 30, 2015, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $81,951,549 based on the closing sales price of our common stock on such date as reported on the NYSE.

The number of outstanding shares of the Registrant’s common stock as of March 2, 2016 was 11,866,691.

Documents Incorporated By Reference

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Form 10-K/A to be filed within 120 days of December 31, 2015.

JAVELIN Mortgage Investment Corp. and Subsidiary
TABLE OF CONTENTS

PART I

Item 1. Business

References to “we,” “us,” “our,” “JAVELIN” or the “Company” are to JAVELIN Mortgage Investment Corp. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

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

At December 31, 2015, investments in Agency Securities accounted for 72.25% of our MBS portfolio and investments in Non-Agency Securities accounted for 27.75% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the consolidated financial statements).

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

On March 1, 2016 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARMOUR and JMI Acquisition Corp., a newly formed wholly-owned subsidiary of ARMOUR. Pursuant to the Merger Agreement, JMI Acquisition Corporation will commence a tender offer to purchase all of our outstanding common stock for cash at a price equal to 87% of our book value per share, as calculated in accordance with the merger agreement, including a reduction of $1.0 million in respect of our transaction expenses (the “Tender Offer Price”). The actual dollar price of the Tender Offer Price will be set 10 business days prior to the expiration of the tender offer and the tender offer is subject to the condition that greater than 50% of the total outstanding shares of our common stock which are not owned immediately before the expiration of the tender offer by ARMOUR, any of its subsidiaries, or any officers or directors of ARMOUR, or us, are validly tendered and not withdrawn. Upon completion of the tender offer, JMI Acquisition Corp. will be merged with and into us (the “Merger”). Pursuant to the Merger Agreement, any of our remaining untendered shares of common stock will be converted into the right to receive cash equal to the Tender Offer Price.  The Merger Agreement has been approved and the tender offer has been recommended by a unanimous vote of the Board, acting in accordance with a unanimous recommendation by the Special Committee of the Board, consisting of the director of JAVELIN who is not employed by or otherwise affiliated with ARMOUR, ACM or any of their respective subsidiaries. The Merger is subject to customary closing conditions and is expected to close in the second quarter of 2016. We expect to terminate the listing of our common stock on the NYSE and the registration of our common stock under the Exchange Act and continue to operate as a private subsidiary of ARMOUR and be managed by ACM.

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

Our Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our MBS. At December 31, 2015 and December 31, 2014, our total repurchase indebtedness was approximately $751,924 and $1,134,387, respectively, with a weighted average maturity of 24 days and 38 days, respectively. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to these ranges. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

Pursuant to the Management Agreement, ACM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including equity from our initial public offering and concurrent private placement) up to $1.0 billion, plus (b) 1.0% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and dividends representing returns of capital for tax purposes, reduce the amount of gross equity raised used to calculate the monthly management fee. ACM is entitled to receive a monthly management fee regardless of the performance of our MBS portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings or realized losses and may cause us to incur losses. Our total management fee expense for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, were $3,546, $3,658 and $3,315, respectively.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we reimbursed ACM $235, $353 and $147, respectively, for other expenses incurred on our behalf.

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

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 3,000 shares of our common stock outstanding. On December 14, 2015, the Board changed the authorization to 2,000 shares of our common stock outstanding. Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013 we repurchased 145 shares, 54 shares and 1,507 shares of our common stock under the Repurchase Program for an aggregate cost of $1,009, $591 and $19,201, respectively. At December 31, 2015, there were 1,936 authorized shares remaining under our Repurchase Program.

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

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate related assets.” In satisfying this 55% requirement we treat Agency Securities and Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests. We currently treat Non-Agency Securities and Agency Securities in which we hold less than all of the certificates issued by the pool (“partial pool” securities) as real estate related assets and not qualifying real estate interests.

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

Employees

We are managed by ACM pursuant to the Management Agreement between us and ACM. We do not have any employees. At December 31, 2015, ACM had 19 employees.

Facilities

Our principal offices are located at:

JAVELIN Mortgage Investment Corp.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.javelinreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.javelinreit.com. We make available on our website under “SEC filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our corporate governance documents, including our code of business conduct and ethics and whistleblower policy. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver. Information provided on our website is not part of this Annual Report on Form 10-K and not incorporated herein.

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

Risks Related to Our Business

Our lenders may insist on financing terms that could result in reducing availability and/or increasing the cost of our financing or may terminate our financing.

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

The daily collateral maintenance required for our repurchase financing and our hedging derivatives, generally move in opposite directions as market interest rates change. However, because market yields on our Agency Securities are not perfectly correlated with interest rate swap market yields, it is likely that our daily requirements to post collateral to our counterparties will not equal the collateral our counterparties are required to post to us. In times of higher market volatility, those differences can become more significant.

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

At December 31, 2015 and December 31, 2014, approximately 78.49% and 78.27% of our single family Agency Securities were backed by loans where the underlying borrowers may prepay their loans without premium or penalty. Also, when borrowers default on their loans, the GSE that issued or guaranteed our Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

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

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. See Note 9 to the consolidated financial statements for a list of counterparties that the amount at risk, or aggregate haircut, accounts for 5% or greater of our total stockholders’ equity.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd-Frank Act, most swaps will eventually be required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not currently anticipate qualifying for an exception. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants, establishment of business conduct standards, record keeping and reporting requirements, and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the CFTC. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

We cannot predict the impact of future Fed monetary policy on the prices and liquidity of Agency Securities or other securities in which we invest, although Fed action could increase the prices of our target assets and reduce the spread on our investments, or decrease our book value.

Since 2008, the Fed has conducted various quantitative easing programs of buying Agency and U.S. Treasury Securities intended to expedite an economic recovery, stabilize prices, reduce unemployment and improve business and household spending. The Fed's most recent round of this quantitative easing ended in September 2014. On December 16, 2015, the Fed raised its target range for the Federal Funds Rate to between 0.25% and 0.50%. On January 27, 2016, the Fed announced their decision to hold the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.We cannot predict the impact of any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments or decrease our book value. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our business could be negatively affected as a result of shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our stock.

Shareholder activism, which can take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and we are subject to the risks associated with such activism. On December 15, 2015, we received a formal notice from an activist shareholder of its nomination of six non-Company director candidates. In connection with this notice, the activist shareholder filed a Schedule 13D and Soliciting Material under Rule 14a-12, on December 14, 2015 and December 15, 2015, respectively. Upon completion of the tender offer and Merger described above, we will become a private, wholly-owned subsidiary of ARMOUR and managed by ACM. The Merger is subject to customary closing conditions and is expected to close in the second quarter of 2016. We expect to terminate the listing of our common stock on the NYSE and the registration of our common stock under the Exchange Act. As such, we do not expect to hold an annual meeting in 2016 to nominate our own slate of directors in the normal course of business in accordance with past practice. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board, potentially interfering with our ability to execute our strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

Failure to maintain an exemption from being regulated as a CPO could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

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

We expect to continue to make regular cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. Future distributions are made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status, restrictions on making distributions under the MGCL, and such other factors as our Board may deem relevant from time to time. There are no guarantees of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

We have, and may continue to, return capital to shareholders by repurchasing shares and/or paying dividends in excess of our taxable income.

Share repurchases and dividends paid in excess of our taxable income will reduce our capital base and our ability to invest in MBS without increasing financial leverage. Reducing our capital base will increase our expense ratio and could potentially reduce the availability of our repurchase financing and interest rate swap hedges. We will be more likely to consider future returns of capital to shareholders when the market trading price for our common stock represents a significant discount to our book value. For the year ended December 31, 2015, we returned capital to shareholders of $1,009 through stock repurchases and $2,677 through dividends in excess of taxable income. For the year ended December 31, 2014, we returned capital to shareholders of $591 through stock repurchases and $3,463 through dividends in excess of taxable income. For the year ended December 31, 2013, we returned capital to shareholders of $19,201 through stock repurchases and $1,128 through dividends in excess of taxable income. At December 31, 2015, there were 1,936 authorized shares remaining under our Repurchase Program.

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

We operate in a highly competitive market for investment opportunities and related financing and competition may limit our ability and financing to acquire desirable investments in our target assets, obtain necessary financing and could also affect the pricing of these assets and cost of funds.

We operate in a highly competitive market for investment opportunities and borrowing facilities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices and finance them economically. In acquiring and financing our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs may have investment objectives that overlap with ours, which may create additional competition for investment opportunities and financing. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. or foreign governments. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify, finance and make investments that are consistent with our investment objectives.

Risks Related to Our Management and Conflicts of Interest

We depend on ACM and particularly key personnel. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally managed company, we depend on the diligence, experience and skill of ACM for the selection, acquisition, structuring, hedging and monitoring of our MBS and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we have no employees, the loss of ACM could harm our business, financial condition, cash flow and results of operations.

We have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions. We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We use the services of AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, reliance on AVM to provide us with timely, effective services will increase. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM. Until we elect to move those services in-house, we will continue to use AVM or other third parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ACM's experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ACM and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates. Each of our executive officers and our non-independent directors are also affiliated with ARMOUR and such officers and directors will not be exclusively dedicated to our business. Entities affiliated with Mr. Ulm and Mr. Zimmer are the general partners of ACM and each of Mr. Ulm, Mr. Zimmer, Mr. Staton and Mr. Bell is a limited partner in ACM and a stockholder of ARMOUR.

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

Pursuant to the Management Agreement, ACM will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our stockholders, any subsidiary of ours, the stockholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ACM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the Management Agreement, except if ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. We have agreed to indemnify ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the Management Agreement or pursuant to any underwriting or similar agreement to which ACM is a party that is related to our activities, unless ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. As a result, we could experience poor performance or losses for which ACM would not be liable.

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

In order to qualify and maintain our qualification as a REIT, we must, among other things, ensure:

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire discounted debt investments that are subsequently modified by agreement with the borrower. If such arrangements constitute “significant modifications” of such debt under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Capital losses may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. Net capital losses realized in 2013 and 2014 totaled $(80,509) and $(33,335) respectively, will be available to offset future capital gains realized through 2018 and 2019, respectively. For the year ended December 31, 2015, we had capital gains of $6,419 offset by these amounts. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is foreign, it would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their operating losses. If our stock is held in record name by “disqualified organizations” (generally government entities and certain tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income), the Company must pay tax at the highest corporate rate on any excess inclusion income attributable to such disqualified organization investors.  That tax would reduce our taxable REIT income.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NYSE under the symbol “JMI”. On March 2, 2016, the per share price of our common stock as reported on the NYSE was $7.04.

The following table sets forth the range of high and low closing prices for our stock for the periods indicated as reported by the NYSE.

Quarter Ended	Common Stock
	High	Low
December 31, 2015	$6.79	$5.56
September 30, 2015	$7.31	$6.03
June 30, 2015	$7.97	$7.12
March 31, 2015	$10.37	$7.56
December 31, 2014	$12.88	$10.37
September 30, 2014	$14.05	$12.01
June 30, 2014	$14.10	$13.11
March 31, 2014	$14.86	$13.11

Holders of Common Equity

At March 2, 2016, we had 108 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

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

Our REIT taxable income and dividend requirements are determined on an annual basis. For the year ended December 31, 2015, total dividend payments to common stockholders were $13,979 and our estimated REIT taxable income available to pay dividends was $11,300. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 19.15% in 2015, 16.03% in 2014 and 4.27% in 2013.

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the year ended December 31, 2015.

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
May 7, 2015 through May 8, 2015	40	$7.69	40	1,399
June 4, 2015 through June 9, 2015	41	$7.45	41	1,358
December 14, 2015 to December 18, 2015	64	$6.21	64	1,936
Total	145	$(6.97)	145
(1) All shares were repurchased pursuant to our Repurchase Program (see Note 13 to the consolidated financial statements).
(2) Weighted average price.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at October 3, 2012, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns
150
130
110
90
70
50
30
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
Javelin Investment Corp.

		Period Ending
Index	10/03/12	12/31/12	12/31/13	12/31/14	12/31/15
FSTE NAREIT Mortgage REIT Index	$99.82	$92.58	$90.77	$107.00	$97.50
S&P 500 Total Return Index	$100.38	$99.26	$131.41	$149.40	$151.47
JAVELIN Mortgage Investment Corp.	$98.00	$97.88	$84.41	$72.12	$43.61

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements for the years listed. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K and in our previous Annual Reports on Form 10-K.

Balance Sheet Data	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Agency Securities, available for sale	$611,259	$1,075,521	$801,777	$1,112,358
Non-Agency Securities, trading	$234,800	$158,931	$143,399	$129,946
Linked Transactions, net, at fair value	$—	$2,532	$16,322	$—
Total Assets	$874,284	$1,280,901	$1,066,332	$1,286,763
Repurchase agreements	$751,924	$1,134,387	$839,405	$1,135,830
Total Stockholders’ Equity	$112,350	$139,608	$171,280	$148,047

	For the Years Ended			For the Period From
Statement of Operations Data	December 31, 2015	December 31, 2014	December 31, 2013	June 21, 2012 Through December 31, 2012
Interest Income:
Agency Securities, net of amortization of premium	$19,467	$30,541	$35,081	$6,767
Non-Agency Securities, including discount accretion	12,378	9,782	7,975	1,421
Interest expense	(6,457)	(6,635)	(7,332)	(1,455)
Net Interest Income	$25,388	$33,688	$35,724	$6,733
Total Other Income (Loss)	(18,585)	(48,314)	(74,066)	239
Total Expenses	(7,093)	(7,133)	(5,430)	(828)
Income tax expense	—	—	(2)	(46)
Net Income (Loss)	$(290)	$(21,759)	$(43,774)	$6,098
Income (Loss) per share	$(0.02)	$(1.81)	$(3.89)	$1.88
Weighted average common shares outstanding	11,943	12,000	11,257	3,247
Cash dividends paid per common share	$1.17	$1.80	$2.52	$0.46
Key Portfolio Statistics *
Average MBS (1)	$959,308	$1,368,781	$1,473,617	$1,022,175
Average Repurchase Agreements (2)	$873,684	$1,243,428	$1,369,302	$968,317
Average Yield Agency Securities	2.73%	2.89%	2.82%	2.98%
Average Yield Non-Agency Securities	5.02%	4.66%	4.48%	5.05%
Average Portfolio Yield (3)	3.32%	3.29%	3.08%	3.20%
Average Cost of Funds Agency Repo	1.24%	1.45%	1.03%	0.74%
Average Cost of Funds Non-Agency Repo	2.20%	2.22%	2.85%	2.12%
Average Cost of Funds (4)	1.41%	1.61%	1.21%	0.84%
Interest Rate Spread (5)	1.90%	1.68%	1.87%	2.36%
Return on Equity (6)	(0.26)%	(15.59)%	(25.56)%	4.12%
Average Annual Agency Securities Repayment Rate (7)	5.52%	4.91%	4.50%	1.40%
Debt to Stockholders' Equity (8)	6.69	8.13	4.90	7.67
* All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily investments during the year by the number of days in the period.

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

References to “we,” “us,” “our,” “JAVELIN” or the “Company” are to JAVELIN Mortgage Investment Corp. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are an externally managed Maryland corporation incorporated on June 18, 2012 and managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the consolidated financial statements). We invest primarily in fixed rate and hybrid adjustable rate mortgage backed securities. Some of these securities may be issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. We also may invest in collateralized commercial mortgage backed securities and other mortgage related investments, including mortgage loans, mortgage related derivatives and mortgage servicing rights. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities.

At December 31, 2015, investments in Agency Securities accounted for 72.25% of our MBS portfolio and investments in Non-Agency Securities accounted for 27.75% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions. At December 31, 2014, investments in Non-Agency Securities accounted for 12.87% of our MBS portfolio and 13.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8 to the consolidated financial statements).

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

Short-term Interest Rates and Funding Costs

On December 16, 2015, the Fed raised its target range for the Federal Funds Rate to between 0.25% and 0.50%. On January 27, 2016, the Fed announced their decision to hold the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our Agency Securities would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to December 2015.

30-Day LIBOR vs. Effective Federal Funds Rate
0.45
0.4
0.35
0.3
0.25
0.2
0.15
0.1
0.05
0
December-12
February-13
April-13
June-13
August-13
October-13
December-13
February-14
April-14
June-14
August-14
October-14
December-14
February-15
April-15
June-15
August-15
October-15
December-15
30-Day LIBOR
Effective Federal Funds Rate

Long-term Interest Rates and Mortgage Spreads

Our Agency Securities are valued at an interest rate spread versus long-term interest rates (mortgage spread). This mortgage spread varies over time and can be above or below long-term averages, depending upon market participants' current desire to own Agency Securities over other investment alternatives. When the mortgage spread gets smaller (or negative) versus long-term interest rates, our book value will be positively affected. When this spread gets larger (or positive), our book value will be negatively affected.

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. During the year ended December 31, 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our Agency Securities. Therefore, this larger decline in interest rate swap rates, versus the increase in the valuation our Agency Securities, negatively impacted our book value for the year ended December 31, 2015. As of December 31, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Loss Summary

The following is a summary of our consolidated results of operations:

	For the Years Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Net Interest Income	$25,388	$33,688	$35,724	(24.64)%	(5.70)%
Total Other Loss	(18,585)	(48,314)	(74,066)	61.53%	34.77%
Total Expenses	(7,093)	(7,133)	(5,430)	0.56%	(31.36)%
Income tax expense	—	—	(2)	—%	100.00%
Net Loss	$(290)	$(21,759)	$(43,774)	98.67%	50.29%
Net loss per common share (Note 14)	$(0.02)	$(1.81)	$(3.89)	98.90%	53.47%
Weighted average common shares outstanding	11,943	12,000	11,257	(0.48)%	6.60%

The lower net loss for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to the lower net loss associated with our derivatives and less interest income due to our smaller MBS portfolio in 2015 compared with 2014.

The realized gains on Agency Security sales in 2014, represented partial recoveries of other than temporary impairments recognized in 2013, which were largely offset by unrealized losses on derivatives in 2014 as compared to unrealized gains in 2013. Declining net interest income in 2014 was also a factor for the change in net loss from 2013 to 2014. These factors result largely from the trend of generally falling interest rates in 2014 compared to the trend of generally rising interest rates beginning in the second quarter of 2013.

Net Interest Income

	For the Years Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Agency Securities, net of amortization of premium	$19,467	$30,541	$35,081	(36.26)%	(12.94)%
Non-Agency Securities, including discount accretion	12,378	9,782	7,975	26.54%	22.66%
Interest expense	(6,457)	(6,635)	(7,332)	2.68%	9.51%
Net Interest Income	$25,388	$33,688	$35,724	(24.64)%	(5.70)%

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2015 vs. 2014

•	Our average MBS portfolio decreased from $1,368,781 at December 31, 2014 to $959,308 at December 31, 2015.

•	Our net interest rate spread increased from 1.68% at December 31, 2014 to 1.90% at December 31, 2015.

2014 vs. 2013

•	Our average MBS portfolio decreased from $1,473,617 at December 31, 2013 to $1,368,781 at December 31, 2014.

•	Our net interest rate spread decreased from 1.87% at December 31, 2013 to 1.68% at December 31, 2014.

At December 31, 2015 and December 31, 2014, our Agency Securities were carried at a net premium to par value with a weighted average amortized cost of 104.1% and 104.0%, respectively, because the average interest rates on these securities were higher than prevailing market rates. At December 31, 2015 and December 31, 2014, our Non-Agency Securities were carried at a net discount to par value with a weighted average amortized cost of 87.7% and 82.2%, respectively. These securities tend to trade on the basis of prices reflecting current assessments of expected credit performance in addition to relative yields.

The following table presents the components of the yield earned on our MBS portfolio for the quarterly periods presented. Cost of funds includes interest expense on repurchase agreements and net cash payments or receipts on currently effective interest rate swap contracts. Our cost of funds does not include swap termination fees or forward starting interest rate swap contracts which are not yet effective. See Note 8 to the consolidated financial statements for additional discussion of Linked Transactions through December 31, 2014.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
December 31, 2015	2.81%	1.08%	1.73%	0.50%
September 30, 2015	2.68%	1.09%	1.59%	0.46%
June 30, 2015	2.80%	0.94%	1.86%	0.37%
March 31, 2015	2.65%	1.76%	0.89%	0.42%
December 31, 2014	2.77%	1.57%	1.20%	0.37%
September 30, 2014	2.73%	1.37%	1.36%	0.36%
June 30, 2014	2.85%	1.33%	1.52%	0.36%
March 31, 2014	3.36%	1.56%	1.80%	0.39%
December 31, 2013	3.02%	1.39%	1.63%	0.42%
September 30, 2013	2.79%	1.11%	1.68%	0.41%
June 30, 2013	2.76%	0.99%	1.77%	0.42%
March 31, 2013	2.74%	0.84%	1.90%	0.46%

Non-Agency Securities
December 31, 2015	4.96%	2.29%	2.67%	2.25%
September 30, 2015	4.96%	2.17%	2.79%	2.13%
June 30, 2015	5.08%	2.27%	2.81%	2.22%
March 31, 2015	5.18%	2.07%	3.11%	1.92%
December 31, 2014 (1)	5.09%	2.68%	2.41%	2.00%
September 30, 2014 (1)	4.72%	2.58%	2.14%	1.86%
June 30, 2014 (1)	4.37%	2.43%	1.94%	1.69%
March 31, 2014 (1)	4.79%	2.10%	2.69%	1.56%
December 31, 2013 (1)	4.48%	2.38%	2.10%	1.61%
September 30, 2013 (1)	4.40%	2.07%	2.33%	1.59%
June 30, 2013 (1)	4.50%	2.39%	2.11%	2.06%
March 31, 2013	4.61%	2.06%	2.55%	2.06%

Total portfolio:
December 31, 2015	3.46%	1.35%	2.11%	0.88%
September 30, 2015	3.34%	1.32%	2.02%	0.81%
June 30, 2015	3.35%	1.16%	2.19%	0.67%
March 31, 2015	3.17%	1.80%	1.37%	0.62%
December 31, 2014 (1)	3.25%	1.72%	1.53%	0.60%
September 30, 2014 (1)	3.18%	1.56%	1.62%	0.60%
June 30, 2014 (1)	3.20%	1.50%	1.70%	0.58%
March 31, 2014 (1)	3.71%	1.67%	2.04%	0.62%
December 31, 2013 (1)	3.33%	1.55%	1.78%	0.62%
September 30, 2013 (1)	3.04%	1.21%	1.83%	0.54%
June 30, 2013 (1)	2.95%	1.09%	1.86%	0.53%
March 31, 2013	2.99%	0.95%	2.04%	0.61%
(1) Includes Linked Transactions.

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Other Loss

	For the Years Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$5,106	$8,254	$(81,045)	(38.14)%	110.18%
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss); no amounts remaining in Accumulated other comprehensive income (loss))	—	—	(44,278)	—%	100.00%
Gain (loss) on Non-Agency Securities	(994)	559	(977)	(277.82)%	157.22%
Gain on short sale of U.S. Treasury Securities	—	—	633	—%	(100.00)%
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	—	10,330	(3,352)	(100.00)%	408.17%
Subtotal	$4,112	$19,143	$(129,019)	(78.52)%	114.84%
Realized loss on derivatives	(5,933)	(12,586)	(2,795)	52.86%	(350.30)%
Unrealized gain (loss) on derivatives	(16,764)	(54,871)	57,748	69.45%	(195.02)%
Subtotal	$(22,697)	$(67,457)	$54,953	66.35%	(222.75)%
Total Other Loss	$(18,585)	$(48,314)	$(74,066)	61.53%	34.77%

2015 vs. 2014

•
Gains (losses) on Sale of MBS resulted from the sales of Agency Securities during the year ended December 31, 2015 of $560,255 compared to $1,028,849 during the year ended December 31, 2014. During the year ended December 31, 2015, we did not sell any Non-Agency Securities compared to sales of $9,757 for the year ended December 31, 2014. At December 31, 2015 and December 31, 2014, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the years ended December 31, 2015 and December 31, 2014.

•
Unrealized net gains (losses) on Linked Transactions resulted from an increase in the fair value of these securities. During the year ended December 31, 2014, unrealized net gains from Linked Transactions was $10,330. There were no unrealized net gains (losses) on Linked Transactions for the year ended December 31, 2015 (see Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014). There were no Linked Transactions for the year ended December 31, 2015.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Our total interest rate swap contracts aggregate notional balance decreased from $861,250 at December 31, 2014 to $571,250 at December 31, 2015.

◦	We purchased $40,000 par amount of TBA Agency Securities during the year ended December 31, 2015.

2014 vs. 2013

•
Gains (losses) on Sale of MBS resulted from the sales of Agency Securities during the year ended December 31, 2014 of $1,028,849 compared to $984,453 during the year ended December 31, 2013. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. During the year ended December 31, 2014, we sold $9,757 of Non-Agency Securities compared to $1,352 for the year ended December 31, 2013. At December 31, 2014 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the year ended December 31, 2014. We recognized other than temporary impairments in 2013 on Agency Securities identified for sale in 2014.

•
Gains (losses) on U.S. Treasury Securities resulted from U.S. Treasury Securities sold short during the year ended December 31, 2013 of $301,512, which were repurchased at a cost of $300,879. We did not sell short or repurchase U.S. Treasury Securities during the year ended December 31, 2014.

•
Unrealized net gains (losses) on Linked Transactions resulted from an increase in the fair value of these securities and gain on sales of Linked Transactions of $2,971 for the year ended December 31, 2014.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Our total interest rate swap contracts aggregate notional balance increased from $801,250 at December 31, 2013 to $861,250 at December 31, 2014.

◦	We decreased our total interest rate swaptions notional balance from $750,000 at December 31, 2013 to $0 at December 31, 2014.

◦	The net loss for the year ended December 31, 2014 was the result of more gradual and sustained declines of interest rates.

Expenses

	For the Years Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Management fee	$3,546	$3,658	$3,315	(3.06)%	10.35%
Professional fees	1,518	1,624	1,025	(6.53)%	58.44%
Insurance	385	434	280	(11.29)%	55.00%
Board compensation	701	715	292	(1.96)%	144.86%
Other	943	702	518	34.33%	35.52%
Total Expenses	$7,093	$7,133	$5,430	(0.56)%	31.36%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock or pay dividends in excess of taxable income. Gross equity raised was $238,483, $243,101 and $244,410 for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. Also included were stockholder value advisory expenses of $238 in 2014.

Insurance includes premiums for both general business and directors and officers liability coverage. The decrease in cost from 2014 to 2015 was due to a decrease in insurance premium. The increase in costs from 2013 to 2014 related primarily to increases in coverage levels associated with our growth. Insurance policy periods do not correspond to calendar years.

Board compensation represents both cash and stock compensation for our Board. The decrease in compensation during 2015 was the result of Board fee reductions for the second half of December of $14. The increase in compensation from 2013 to 2014 resulted from providing stock-based compensation to our non-executive directors, compensating two additional non-executive board members, and providing additional compensation to our lead independent director and the chairs of our board and committees.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, other comprehensive income (loss) totaled $(12,157), $11,746 and $1,459, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities, net of amounts reclassified upon sale.

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

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase (“long position” ) or sale (“short position” ) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities.

The tables below summarize certain characteristics of our Agency Securities and TBA Agency Securities at December 31, 2015 and December 31, 2014. We did not have any TBA Agency Securities outstanding at December 31, 2014.

December 31, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$128,365	$131,474	3.20%	0.00%	103	20.36%
10 Year Fixed	1,964	2,071	3.50%	11.88%	108	0.31
15 Year Fixed	294,022	306,494	3.24%	8.05%	149	46.64
20 Year Fixed	24,264	24,985	3.08%	5.90%	198	3.85
30 Year Fixed	141,734	146,235	3.50%	3.79%	349	22.49
Subtotal	$590,349	$611,259				93.65%
TBA Agency Securities (2)	40,000	41,269	3.50%	—%	360	6.35
Total or Weighted Average	$630,349	$652,528	3.30%	3.30%	200	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2015 including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2015, our TBA Agency Securities had a net carrying value of $169, reported as derivative asset on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
Multi-Family MBS	$225,449	$233,702	3.14%	—%	116	21.98%
15 Year Fixed	756,806	796,243	3.27%	7.50%	164	73.80
20 Year Fixed	43,303	45,576	3.44%	8.62%	200	4.22
Total or Weighted Average	$1,025,558	$1,075,521	3.25%	5.90%	155	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2014, including prepayments related to Agency Securities purchased or sold during the quarter.

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

The tables below summarize certain characteristics of our Non-Agency Securities at December 31, 2015 and December 31, 2014 (including those underlying Linked Transactions through December 31, 2014).

December 31, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Prime Fixed	$40,923	$36,784	5.30%	281	15.71%
Prime Hybrid	16,242	14,137	2.35%	252	6.23
Prime Floater	34,750	33,612	4.59%	331	13.34
Alt-A Fixed	87,910	72,123	5.88%	262	33.74
Alt-A Hybrid	8,342	6,999	2.61%	244	3.20
Non Performing loans	72,362	71,145	3.44%	273	27.78
Total or Weighted Average	$260,529	$234,800	4.56%	277	100.00%

At December 31, 2015, our overall investment in Non-Agency Securities represented 27.75% of our total investment in MBS.

During the year ended December 31, 2015, we completed the purchase of Non-Agency Securities with a fair value of $8,940 that were previously treated as Linked Transactions with repayment at maturity of related repurchase agreement borrowings of $6,408.

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

Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at December 31, 2015 and 20 of which had open repurchase agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements of $751,924 and $1,134,387 at December 31, 2015 and December 31, 2014, respectively.

Our repurchase agreements require excess collateral, known as a “hair cut.” At December 31, 2015, the average haircut percentage was 8.68% compared to 7.56% at December 31, 2014. See Note 9 to the consolidated financial statements for a list of counterparties that the amount at risk, or aggregate haircut accounts for 5% or greater of our total stockholders’ equity.

In January 2016, the Federal Housing Financing Authority issued a Final Rule revising its regulations governing FHLB bank membership. The Final Rule changes the definition of “insurance company” to exclude captives, thereby making them ineligible for membership. The Final Rule contains a transition provision to give captives admitted to membership on or after the date of the publication of the proposed rule, which includes LANCE, until February 2017 to terminate its membership in the FHLB Cincinnati.

Under the Final Rule, LANCE is prohibited from taking new advances. LANCE does not currently have an existing advance with FHLB Cincinnati. The Final Rule does not directly affect JAVELIN's MRA agreement or reported repurchase financing with another FHLB.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. We also consider other metrics, including the effective duration of our derivatives, to manage our interest rate risk. At December 31, 2015, and December 31, 2014, the notional value of our derivatives was 72.25% and 69.27%, respectively, of the fair market value of our non-adjustable rate mortgages (including those underlying Linked Transactions). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At December 31, 2015 and December 31, 2014, we had derivatives with a net fair value of $(7,761) and $4,718, respectively. At December 31, 2015 and December 31, 2014, we had interest rate swap contracts with an aggregate notional balance of $571,250 and $861,250, respectively. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with a portion of our MBS portfolio. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations. We also purchased $40,000 par amount of TBA Agency Securities during the year ended December 31, 2015. We did not purchase TBA Agency Securities for the year ended December 31, 2014.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we recognized net gains (losses) of $(22,697), $(67,457) and $54,953, respectively, related to our derivatives. For the year ended December 31, 2015, the net unrealized gain (loss) of our Agency Securities decreased by $(7,051). This compares to an increase of $20,000 and a decrease of $(123,864), respectively, for the years ended December 31, 2014 and December 31, 2013. The changes in the net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, from time to time, we use TBA Agency Securities primarily to effectively establish and finance portfolio positions. See the section, Financial Condition-Agency Securities and TBA Agency Securities above.

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2015:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$751,924	$751,924	$—	$—	$—
Interest expense on repurchase agreements	1,112	1,112	—	—	—
Related Party Fees (1)	25,040	3,578	7,154	7,154	7,154
Related Party Fees (2)	(11,795)	(1,685)	(3,370)	(3,370)	(3,370)
Board of Directors fees (3)	3,185	455	910	910	910
Total	$769,466	$755,384	$4,694	$4,694	$4,694
(1) Represents fees to be paid to ACM under the terms of the Management Agreement (Refer to Note 11 and Note 16 to the consolidated financial statements.
(2) Represents a voluntary rebate by ACM of 1.5% per annum of total stockholders' equity.
(3) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at December 31, 2015. We had interest rate swap contracts in a liability position with an aggregate notional balance of $521,250, a weighted average swap rate of 1.87% and a weighted average term of 87 months at December 31, 2015.

Liquidity and Capital Resources

Cash provided by operating activities was $12,918, $16,297 and $36,697, respectively, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The decline in cash related to operating activities is primarily related to the overall decline in the size of our securities portfolio. Our average MBS portfolio was $959,308, $1,368,781 and $1,473,617, respectively, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we repurchased 145 shares, 54 shares and 1,507 shares of our common stock under our Repurchase Program for an aggregate of $1,009, $591 and $19,201, respectively. At December 31, 2015, there were 1,936 authorized shares remaining under the Repurchase Program.

At December 31, 2015, we financed our MBS portfolio with $751,924 of borrowings under repurchase agreements and our leverage ratio was 6.69 to 1. At December 31, 2015, our liquidity totaled $24,973, consisting of $15,945 of cash plus $9,028 of unpledged securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at December 31, 2015 or December 31, 2014.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends.

During the year ended December 31, 2015, we purchased $278,136 of MBS using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2015, we received cash of $104,059 from prepayments and scheduled principal payments on our MBS. We received net proceeds of $8 from common equity issuances during the year ended December 31, 2015. Our total repurchase indebtedness was approximately $751,924 at December 31, 2015, and we made cash interest payments of approximately $17,324 on our liabilities for the year ended December 31, 2015. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted to counterparties increased by $6,330 and we decreased our liability by $2,876 for cash collateral posted by counterparties to us at December 31, 2015.

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

During the year ended December 31, 2013, we purchased $937,459 of MBS using proceeds from our equity raise, repurchase agreements and principal repayments. During the year ended December 31, 2013, we received cash of $117,478 from prepayments and scheduled principal payments on our MBS. We received net proceeds of $113,163 from a common equity issuance during the year ended December 31, 2013. Our total repurchase indebtedness was approximately $839,405 at December 31, 2013, and we made cash interest payments of approximately $12,079 on our liabilities for the year ended December 31, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. The amount of cash collateral posted with counterparties increased by $375 and we increased our liability by $51,888 for cash collateral held as of December 31, 2013.

Repurchase and Related Facilities

At December 31, 2015 we had MRAs with 30 counterparties and had $751,924 in outstanding borrowings with 18 of those counterparties. At December 31, 2014 we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties.

The following tables represent the contractual repricing and other information regarding our repurchase agreements at December 31, 2015 and December 31, 2014 (see Note 9 to the consolidated financial statements for additional discussion of repurchase agreements and Note 8 to the consolidated financial statements for additional discussion of Linked Transactions through December 31, 2014).

December 31, 2015

	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$589,680	0.59%	20	4.92%
Non-Agency Securities	129,413	2.02%	48	22.93%
U.S. Treasury Securities	32,831	0.18%	0	0.00%
Total	$751,924	0.81%	24	8.68%
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
(2) Includes $6,384 of repurchase agreements on Linked Transactions.

	December 31, 2015		December 31, 2014
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements (1)	Weighted Average Contractual Rate
Within 30 days	$565,110	0.68%	$523,531	0.44%
31 days to 60 days	162,882	1.09%	289,819	0.41%
61 days to 90 days	23,932	2.15%	327,421	0.52%
Total	$751,924	0.81%	$1,140,771	0.46%
(1) The table above includes $6,384 of repurchase agreements on Linked Transactions at December 31, 2014.

At December 31, 2015, 8 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 79.02% of our repurchase agreement borrowings outstanding at December 31, 2015. At December 31, 2014, 9 repurchase counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total these counterparties accounted for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties that the amount at risk exceeds 5% of our stockholders' equity at December 31, 2015 and December 31, 2014.

		December 31, 2015			December 31, 2014
Repurchase Agreement Counterparty		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
Bank of America-Merrill Lynch		$6,572	27		$7,238	42
BNP Paribas Securities Corp.	(2)	—	0		7,289	14
Credit Suisse First Boston		9,798	35	(2)	2,729	67
Royal Bank of Canada	(1)	14,415	43		11,018	42
UBS AG	(1)	19,375	250	(1)	19,194	615
Wells Fargo Securities		6,021	28	(2)	3,501	20
Total		$56,181			$50,969
(1) Amount at risk exceeds 10% of stockholders' equity.
(2) Amount less than 5%.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At December 31, 2015, our repurchase agreement balance on our consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

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
October 2015
November 2015
December 2015
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity to finance the Agency Securities in which we invest and between one and three times the amount of our stockholders’ equity to finance the Non-Agency Securities in which we invest, but we are not limited to those ranges. At December 31, 2015 and December 31, 2014, our total borrowings were approximately $751,924 and $1,134,387 (excluding accrued interest), respectively. At December 31, 2015 and December 31, 2014 we had a leverage ratio of approximately 6.69:1 and 8.13:1, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

•	the impact of a delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for MBS;

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying the Agency Securities. The structural characteristics of our Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At December 31, 2015 and at December 31, 2014, the majority of our Agency Securities were purchased at a premium to par and all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM’s judgment and experience.

December 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(11.53)%	0.06%
0.50%	(6.00)%	0.05%
(0.50)%	7.10%	(0.13)%
(1.00)%	10.06%	(0.42)%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	5.96%	0.52%
0.50%	3.27%	0.28%
(0.50)%	5.27%	(0.40)%
(1.00)%	8.34%	(1.06)%

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayment speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective at December 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015. That evaluation did not identify any changes during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management used criteria set forth by COSO in Internal Control-Integrated Framework (2013) when making this assessment.

Based on management’s assessment, management concluded that, at December 31, 2015, the Company’s internal control over financial reporting was effective.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of December 31, 2015. Such information is incorporated into this item by reference.

Item 11. Executive Compensation

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of December 31, 2015. Such information is incorporated into this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of December 31, 2015. Such information is incorporated into this item by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of December 31, 2015. Such information is incorporated into this item by reference.

Item 14. Principal Accounting Fees and Services

Certain of the information required by this item will be contained in the Form 10-K/A to be filed within 120 days of December 31, 2015. Such information is incorporated into this item by reference.

GLOSSARY OF TERMS

“Agency Securities” means securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.

“ARMOUR” means ARMOUR Residential REIT, Inc., a publicly traded REIT managed by ACM

“ARMs” means Adjustable Rate Mortgage backed securities

“AVM” means AVM L.P., a securities broker dealer, which we contract with for administering clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing.

“Board” means JAVELIN's Board of Directors

“CFO” means Chief Financial Officer, James Mountain

“CFTC” means the U.S. Commodity Futures Trading Commission

“Co-CEOs” means our Co-Chief Executive Officers, Jeffrey Zimmer and Scott Ulm

“CPOs” means commodity pool operators

“CME” means the Chicago Mercantile Exchange

“CMOs” means collateralized mortgage obligations

“CMBS” means commercial mortgage backed securities

“Code” means the Internal Revenue Code of 1986

“CPR” means constant prepayment rate

“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act

“ERISA” means Employee Retirement Income Security Act

“Exchange Act” means the Securities Exchange Act of 1934

“Fannie Mae” means the Federal National Mortgage Association

“Fed” means the U.S. Federal Reserve

“FHFA” means the Federal Housing Finance Agency

“FHLB” means Federal Home Loan Bank

“Freddie Mac” means the Federal Home Loan Mortgage Corporation

“GAAP” means accounting principles generally accepted in the United States of America

“GDP” means gross domestic product

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

“Haircut” means the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

GLOSSARY OF TERMS

“Hybrid” means a mortgage that has a fixed rate for an initial term after which the rate becomes adjustable according to a specific schedule.
“LANCE” means LANCE Indemnity Company LLC, a wholly owned subsidiary of JAVELIN and a captive insurance company

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between JMI and ACM whereby ACM performs certain services for JMI in exchange for a specified fee

“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and “passes through” the principal and interest to the security holders on a pro rata basis.

“MGCL” means Maryland General Corporation Law

“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.

“Multi-Family MBS” means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.

“NFA” means National Futures Association

“Non-Agency Securities” means securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency

“NYSE” means New York Stock Exchange

“REIT” means Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.

“REMIC” means real estate mortgage investment conduit

“Repurchase Program” means the Company's common stock repurchase program authorized by our Board

“RMBS” means residential mortgage backed securities

“Sarbanes-Oxley Act” means a U.S. federal law that set new or enhanced standards for all U.S. public company boards, management and public accounting firms. Section 302 requires senior management to certify the accuracy of the financial statements. Section 404 requires that management and auditors establish internal controls and reporting methods on the adequacy of those controls.
“SEC” means the Securities and Exchange Commission

“S&P 500” means Standard and Poor's 500 Stock Index
“TBA Agency Securities” means forward contracts for the purchase (“long position” ) or sale (“short position” ) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date.

“TRS” means taxable REIT subsidiary

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

10.4
Second Amended and Restated Management Agreement, dated February 23, 2015, between JAVELIN Mortgage Investment Corp. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.4 to JAVELIN's Annual Report on Form 10-K filed with the SEC on February 26, 2015).

10.5
Sub-Management Agreement by and among ARMOUR Residential Management LLC, Staton Bell Blank Check LLC, JAVELIN Mortgage Investment Corp., and certain individuals (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on November 15, 2012).

10.6
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among ARMOUR Capital Management LP, Staton Bell Blank Check LLC and JAVELIN Mortgage Investment Corp. (Incorporated by reference to Exhibit 10.6 to JAVELIN's Annual Report on Form 10-K filed with the SEC on February 26, 2015).

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
* Filed herewith.
** Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JAVELIN Mortgage Investment Corp.
Vero Beach, Florida

We have audited the accompanying balance sheets of JAVELIN Mortgage Investment Corp. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of JAVELIN Mortgage Investment Corp. and subsidiary as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 3, 2016

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

Assets	December 31, 2015	December 31, 2014
Cash	$15,945	$29,882
Cash collateral posted to counterparties	9,539	3,209
Agency Securities, available for sale, at fair value (including pledged securities of $609,839 and $1,071,298)	611,259	1,075,521
Non-Agency Securities, trading, at fair value (including pledged securities of $234,800 and $158,931)	234,800	158,931
Linked Transactions, net, at fair value (including pledged securities of $8,940 in 2014)	—	2,532
Derivatives, at fair value	397	7,321
Accrued interest receivable	1,628	2,792
Prepaid and other assets	716	713
Total Assets	$874,284	$1,280,901

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$751,924	$1,134,387
Cash collateral posted by counterparties	—	2,876
Derivatives, at fair value	8,158	2,603
Accrued interest payable	810	696
Accounts payable and other accrued expenses	1,042	731
Total Liabilities	$761,934	$1,141,293

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value, 250,000 shares authorized, 11,866 shares and 11,985 shares issued and outstanding at December 31, 2015 and December 31, 2014.	12	12
Additional paid-in capital	243,060	243,892
Accumulated deficit	(127,168)	(112,899)
Accumulated other comprehensive income (loss)	(3,554)	8,603
Total Stockholders’ Equity	$112,350	$139,608
Total Liabilities and Stockholders’ Equity	$874,284	$1,280,901

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Interest Income:
Agency Securities, net of amortization of premium	$19,467	$30,541	$35,081
Non-Agency Securities, including discount accretion	12,378	9,782	7,975
Total Interest Income	$31,845	$40,323	$43,056
Interest expense	(6,457)	(6,635)	(7,332)
Net Interest Income	$25,388	$33,688	$35,724
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	5,106	8,254	(81,045)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss); no amounts remaining in Accumulated other comprehensive income (loss))	—	—	(44,278)
Gain (loss) on Non-Agency Securities	(994)	559	(977)
Gain on short sale of U.S. Treasury Securities	—	—	633
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	—	10,330	(3,352)
Subtotal	$4,112	$19,143	$(129,019)
Realized loss on derivatives (1)	(5,933)	(12,586)	(2,795)
Unrealized gain (loss) on derivatives	(16,764)	(54,871)	57,748
Subtotal	$(22,697)	$(67,457)	$54,953
Total Other Loss	$(18,585)	$(48,314)	$(74,066)
Expenses:
Management fee	3,546	3,658	3,315
Professional fees	1,518	1,624	1,025
Insurance	385	434	280
Board compensation	701	715	292
Other	943	702	518
Total Expenses	$7,093	$7,133	$5,430
Loss before taxes	(290)	(21,759)	(43,772)
Income tax expense	—	—	(2)
Net Loss	$(290)	$(21,759)	$(43,774)
Net loss per common share (Note 14)	$(0.02)	$(1.81)	$(3.89)
Weighted average common shares outstanding	11,943	12,000	11,257
(1) Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the statements of operations. For additional information see Note 10 to the consolidated financial statements.

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Loss	$(290)	$(21,759)	$(43,774)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(5,106)	(8,254)	81,045
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	—	44,278
Net unrealized gain (loss) on available for sale Agency Securities	(7,051)	20,000	(123,864)
Other comprehensive income (loss)	$(12,157)	$11,746	$1,459
Comprehensive Loss	$(12,447)	$(10,013)	$(42,315)

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Par Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Income) Loss	Total
Balance, January 1, 2013	7,500	$8	$149,993	$2,648	$(4,602)	$148,047
Common stock dividends declared	—	—	—	(28,414)	—	(28,414)
Issuance of common stock, net	6,000	6	113,157	—	—	113,163
Common stock repurchased	(1,507)	(2)	(19,199)	—	—	(19,201)
Net loss	—	—	—	(43,774)	—	(43,774)
Other comprehensive income	—	—	—	—	1,459	1,459
Balance, December 31, 2013	11,993	$12	$243,951	$(69,540)	$(3,143)	$171,280
Common stock dividends declared	—	—	—	(21,600)	—	(21,600)
Issuance of common stock, net	32	—	358	—	—	358
Stock based compensation, net of withholding requirements	14	—	174	—	—	174
Common stock repurchased	(54)	—	(591)	—	—	(591)
Net loss	—	—	—	(21,759)	—	(21,759)
Other comprehensive income	—	—	—	—	11,746	11,746
Balance, December 31, 2014	11,985	$12	$243,892	$(112,899)	$8,603	$139,608
Common stock dividends declared	—	—	—	(13,979)	—	(13,979)
Issuance of common stock, net	1	—	8	—	—	8
Stock based compensation, net of withholding requirements	25	—	169	—	—	169
Common stock repurchased	(145)	—	(1,009)	—	—	(1,009)
Net loss	—	—	—	(290)	—	(290)
Other comprehensive loss	—	—	—	—	(12,157)	(12,157)
Balance, December 31, 2015	11,866	$12	$243,060	$(127,168)	$(3,554)	$112,350

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(290)	$(21,759)	$(43,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premium on Agency Securities	3,587	4,255	5,701
Accretion of net discount on Non-Agency Securities	(477)	(546)	762
Net (gain) loss on Non-Agency Securities	994	(559)	977
(Gain) Loss on sale of Agency Securities	(5,106)	(8,254)	81,045
Other than temporary impairment of Agency Securities	—	—	44,278
Unrealized net (gain) loss and net interest income (loss) from Linked Transactions	—	(10,330)	3,352
Gain on short sale of U.S. Treasury Securities	—	—	(633)
Stock based compensation	169	174	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	1,164	(456)	423
Increase in prepaid and other assets	(3)	(90)	(452)
Increase (decrease) in derivatives, at fair value	12,479	54,985	(55,128)
Increase (decrease) in accrued interest payable	90	85	(233)
Increase (decrease) in accounts payable and other accrued expenses	311	(1,208)	379
Net cash provided by operating activities	$12,918	$16,297	$36,697
Cash Flows From Investing Activities:
Purchases of Agency Securities	(181,109)	(1,391,296)	(899,127)
Purchases of Non-Agency Securities	(97,027)	(32,397)	(38,332)
Cash receipts (disbursements) on Linked Transactions	—	16,839	(19,674)
Principal repayments of Agency Securities	74,478	104,448	95,690
Principal repayments of Non-Agency Securities	29,581	15,494	21,788
Proceeds from sales of Agency Securities	560,255	1,028,849	984,453
Proceeds from sales of Non-Agency Securities	—	9,757	1,352
Disbursements on reverse repurchase agreements	—	—	(1,265,400)
Principal receipts on reverse repurchase agreements	—	—	1,265,400
(Increase) decrease in cash collateral	(9,206)	(52,999)	51,513
Net cash provided by (used in) investing activities	$376,972	$(301,305)	$197,663
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	8	358	113,163
Proceeds from repurchase agreements	6,104,538	7,971,302	9,307,401
Principal repayments on repurchase agreements	(6,493,385)	(7,676,320)	(9,603,826)
Proceeds from sales of U.S. Treasury Securities	—	—	301,512
Purchases of U.S. Treasury Securities	—	—	(300,879)
Common stock dividends paid	(13,979)	(21,600)	(28,414)
Common stock repurchased	(1,009)	(374)	(18,109)
Net cash provided by (used in) financing activities	$(403,827)	$273,366	$(229,152)
Net increase (decrease) in cash	(13,937)	(11,642)	5,208
Cash - beginning of year	29,882	41,524	36,316

JAVELIN Mortgage Investment Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Cash - end of year	$15,945	$29,882	$41,524
Supplemental Disclosure:
Cash paid for income taxes	$—	$—	$48
Cash paid during the year for interest	$17,324	$20,741	$12,079
Non-Cash Investing and Financing Activities:
Unrealized gain (loss) on investment in available for sale securities	$(7,051)	$20,000	$(123,864)
Linked Transaction Value of Purchased Non-Agency Securities	$2,532	$7,281	$—
Amounts payable for common stock repurchased	$—	$(217)	$(1,092)

See notes to consolidated financial statements.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 1 -Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of JAVELIN Mortgage Investment Corp. and its subsidiary. All intercompany accounts and transactions have been eliminated.The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments.

Note 2 -Organization and Nature of Business Operations

References to “we,” “us,” “our,” “JAVELIN” or the “Company” are to JAVELIN Mortgage Investment Corp. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership.

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

Note 3 -Summary of Significant Accounting Policies

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions) and repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis (“TBA Agency Securities” ).

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

Agency Securities, Available For Sale

At December 31, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

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

Non-Agency Securities, Trading

At December 31, 2015 and December 31, 2014, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

In addition to the repurchase agreement financing discussed above we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA” ), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding during or at the years ended December 31, 2015 or December 31, 2014.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at December 31, 2015 or December 31, 2014.

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

We may also purchase and sell TBA Agency Securities as a means of investing in and financing Agency Securities (thereby increasing our “at risk” leverage) or as a means of disposing of or reducing our exposure to Agency Securities (thereby reducing our “at risk” leverage). Pursuant to TBA Agency Securities, we agree to purchase or sell, for future delivery, Agency Securities with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency Security for a later settlement date. This transaction is commonly referred to as a “dollar roll.“ When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative.

Linked Transactions

Through December 31, 2014, the initial purchase of Non-Agency Securities and the related contemporaneous repurchase financing of such MBS with the same counterparty were considered part of the same arrangement, or a “Linked Transaction,” when certain criteria were met. Our acquisition of a Non-Agency Security and a related repurchase financing provided by the seller are generally considered to be linked if the initial transfer of and repurchase financing are contractually contingent, or there is a limited secondary market for the purchased security. The components of a Linked Transaction are evaluated on a combined basis and in totality, accounted for as a forward contract and reported as “Linked Transactions” on our balance sheets. Changes in the fair value of the Non-Agency Securities and repurchase liabilities underlying the Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income (loss) from Linked Transactions” on our statements of operations and are not included in other comprehensive income (loss). When the linking criteria are no longer met, the initial transfer (i.e., the purchase of a security) and repurchase financing will no longer be treated as a Linked Transaction and will be evaluated and reported separately as a MBS purchase and repurchase financing. See Note 4, “Recent Accounting Pronouncements.”

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

Note 4 -Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, Transfers and Servicing (Topic 860). This amendment to the accounting standards changed the accounting for repurchase financing transactions, that is, a transfer of a financial asset financed by a repurchase agreement with the same counterparty. In 2014, certain of these transactions were combined and accounted for as a forward contract and are reported as “Linked Transactions” on our balance sheet. Under the amendment, these arrangements are no longer presented as Linked Transactions on our consolidated balance sheet but are instead accounted for from inception as purchases of Non-Agency trading securities and repurchase agreement liabilities.

The amendment also changed the accounting for repurchase-to-maturity transactions to secured borrowing accounting. We do not currently have, and do not contemplate having, repurchase-to-maturity transactions.

The accounting changes were effective for the Company beginning on January 1, 2015, early adoption was prohibited. In 2014, we continued to account for Linked Transactions and Non-Agency Securities all on a fair value basis.

The amendment also required certain additional disclosures about repurchase agreements beginning with the second quarter 2015 consolidated financial statements. See Note 9, “Repurchase Agreements.”

Note 5 -Fair Value of Financial Instruments

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At December 31, 2015 and December 31, 2014, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$611,259	$—	$611,259
Non-Agency Securities, trading	$—	$—	$234,800	$234,800
Derivatives	$—	$397	$—	$397
Liabilities at Fair Value:
Derivatives	$—	$8,158	$—	$8,158

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$1,075,521	$—	$1,075,521
Non-Agency Securities, trading	$—	$—	$158,931	$158,931
Linked Transactions, net	$—	$—	$2,532	$2,532
Derivatives	$—	$7,231	$—	$7,231
Liabilities at Fair Value:
Derivatives	$—	$2,603	$—	$2,603

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2014.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at December 31, 2015 and December 31, 2014.

	December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$15,945	$15,945	$15,945	$—	$—
Cash collateral posted to counterparties	$9,539	$9,539	$—	$9,539	$—
Accrued interest receivable	$1,628	$1,628	$—	$1,628	$—
Financial Liabilities:
Repurchase agreements	$751,924	$751,924	$—	$751,924	$—
Accrued interest payable	$810	$810	$—	$810	$—

	December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$29,882	$29,882	$29,882	$—	$—
Cash collateral posted to counterparties	$3,209	$3,209	$—	$3,209	$—
Accrued interest receivable	$2,792	$2,792	$—	$2,792	$—
Financial Liabilities:
Repurchase agreements	$1,134,387	$1,134,387	$—	$1,134,387	$—
Cash collateral posted by counterparties	$2,876	$2,876	$—	$2,876	$—
Accrued interest payable	$696	$696	$—	$696	$—

The following tables provide a summary of the changes in Level 3 assets measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 and for the period from June 21, 2012 through December 31, 2012.

	For the Years Ended
Non-Agency Securities	December 31, 2015	December 31, 2014	December 31, 2013
Balance, beginning of period	$158,931	$143,399	$129,946
Purchases of Non-Agency Securities, at cost	97,027	32,397	38,332
Principal repayments of Non-Agency Securities	(29,581)	(15,494)	(21,788)
Proceeds from the sale of Non-Agency Securities	—	(9,757)	(1,352)
Gain (loss) on Non-Agency Securities	(994)	559	(977)
Linked Transactions Value of Purchased Non-Agency Securities	2,532	7,281	—
Linked Transaction Liabilities Recognized	6,408	—	—
Discount accretion	477	546	(762)
Balance, end of period	$234,800	$158,931	$143,399
Gain (loss) on Non-Agency Securities	$(994)	$559	$(977)

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	For the Years Ended
Linked Transactions	December 31, 2015	December 31, 2014	December 31, 2013
Balance, beginning of period	$2,532	$16,322
Linked Transaction value of purchased Non-Agency Securities	(2,532)	(7,281)	—
Cash (receipts) disbursements on Linked Transactions	—	(16,839)	19,674
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	—	10,330	(3,352)
Balance, end of period	$—	$2,532	$16,322
Gain (loss) on Linked Transactions	$—	$10,330	$(3,352)

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions though December 31, 2014) include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following tables present the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at December 31, 2015 and December 31, 2014 (inclusive of Non-Agency Securities underlying Linked Transactions), respectively. See Note 8, “Linked Transactions” for additional discussion of Non-Agency Securities that are accounted for as a component of Linked Transactions through December 31, 2014.

December 31, 2015

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	16.80%	62.10%
Loss severity (life)	0.00%	39.78%	77.00%
Discount rate	3.50%	5.09%	5.57%
Delinquency (life)	0.00%	20.23%	53.10%
Voluntary prepayments (life)	0.80%	7.28%	16.80%

December 31, 2014

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	14.98%	47.89%
Loss severity (life)	18.80%	57.15%	100.00%
Discount rate	4.60%	5.44%	6.50%
Delinquency (life)	0.00%	13.51%	46.30%
Voluntary prepayments (life)	5.20%	9.02%	15.50%

The tables above include the effects of the structural elements of our Non-Agency Securities (inclusive of Non-Agency Securities underlying Linked Transactions through December 31, 2014), such as subordination, over collateralization or insurance. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates for the life of the security. However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale securities and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. At December 31, 2015, investments in Agency Securities accounted for 72.25% of our MBS portfolio. At December 31, 2014, investments in Agency Securities accounted for 87.13% of our MBS portfolio and 86.50% of our total MBS portfolio inclusive of the Non-Agency Securities underlying our Linked Transactions (see Note 8, “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014).

We evaluated our Agency Securities with unrealized losses at December 31, 2015, December 31, 2014 and December 31, 2013, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the year ended December 31, 2015 and December 31, 2014. In December 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(44,278) in our 2013 statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $744,600 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which were primarily 20-year and 15-year fixed rate securities.

 At December 31, 2015, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2015 are also presented below. All of our Agency Securities are fixed rate securities with a weighted average coupon of 3.29% at December 31, 2015.

December 31, 2015

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
Multi-Family MBS	$131,071	$(493)	$896	$131,474	21.51%
10 Year Fixed	2,071	—	—	2,071	0.34
15 Year Fixed	306,354	(216)	355	306,493	50.14
20 Year Fixed	25,761	(776)	—	24,985	4.09
30 Year Fixed	26,347	(325)	—	26,022	4.26
Total Fannie Mae	$491,604	$(1,810)	$1,251	$491,045	80.34%

Freddie Mac
30 Year Fixed	$123,209	$(2,995)	$—	$120,214	19.66%
Total Freddie Mac	$123,209	$(2,995)	$—	$120,214	19.66%
Total Agency Securities	$614,813	$(4,805)	$1,251	$611,259	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	308,565	308,425	702,485	697,385
Greater than or equal to five years	302,694	306,388	373,036	369,533
Total Agency Securities	$611,259	$614,813	$1,075,521	$1,066,918

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	$342,561	$(4,029)	$24,985	$(776)	$367,546	$(4,805)
December 31, 2014	$58,363	$(26)	$27,640	$(652)	$86,003	$(678)

During the year ended December 31, 2015 we sold $560,255 of Agency Securities, resulting in a realized gain of $5,106. During the year ended December 31, 2014, we sold $1,028,849 of Agency Securities, resulting in a realized gain of $8,254. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 7 -Non-Agency Securities, Trading

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

At December 31, 2015, investments in Non-Agency Securities accounted for 27.75% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at December 31, 2015 are presented in the table below.

	Non-Agency Securities
December 31, 2015	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Prime Fixed	$36,784	$34,991	$40,923	5.30%
Prime Hybrid	14,137	12,752	16,243	2.35%
Prime Floater	33,612	33,789	34,750	4.59%
Alt-A Fixed	72,123	68,062	87,910	5.88%
Alt-A Hybrid	6,999	6,578	8,342	2.61%
Non Performing Loans	71,145	72,198	72,361	3.44%
Total Non-Agency Securities	$234,800	$228,370	$260,529	4.56%

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

Prime/Alt-A Non-Agency Securities at December 31, 2015 and December 31, 2014 include senior tranches in securitization trusts issued between 2004 and 2007, and are collateralized by residential mortgages originated between 2002 and 2007. The loans were originally considered to be either prime or one tier below prime credit quality. Prime mortgage loans are residential mortgage loans that are considered the highest tier with the most stringent underwriting standards within the Non-agency mortgage market, but do not carry any credit guarantee from either a U.S. Government agency or GSE. These loans were originated during a period when underwriting standards were generally weak and housing prices have dropped significantly subsequent to their origination. As a result, there is still material credit risk embedded in these vintage tranches. Alt-A, or alternative A-paper, mortgage loans are considered riskier than prime mortgage loans and less risky than sub-prime mortgage loans and are typically characterized by borrowers with less than full documentation, lower credit scores, higher loan to value ratios and a higher

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

percentage of investment properties. These securities were generally rated below investment grade at December 31, 2015 and December 31, 2014.

The following table summarizes the weighted average lives of our Non-Agency Securities at December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$15,394	$15,552	$—	$—
Greater than or equal to one year and less than three years	67,170	68,171	—	—
Greater than or equal to three years and less than five years	17,684	16,848	20,045	19,866
Greater than or equal to five years	134,552	127,799	138,886	133,348
Total Non-Agency Securities	$234,800	$228,370	$158,931	$153,214

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at December 31, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	$83,806	$(1,172)	$4,388	$(247)	$88,194	$(1,419)
December 31, 2014	$19,166	$(1,029)	$5,893	$(296)	$25,059	$(1,325)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2015 and December 31, 2014, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

In April 2014, we entered in to a long term collateral exchange agreement whereby we will receive approximately $50,000 of U.S. Treasury Securities or cash for two years (declining to $30,000 for a third year) in exchange for certain of our Non-Agency Securities. At December 31, 2015, our repurchase agreement balance on our consolidated balance sheet includes borrowing against these U.S. Treasury Securities pledged to us under this agreement.

Note 8 -Linked Transactions

Through December 31, 2014, our Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on our balance sheets at fair value. The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable and payable on such instruments. For the year ended December 31, 2014, our Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions were reported in other income on our consolidated statements of operations. See Note 4, “Recent Accounting Pronouncements.”

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

The following table presents certain information about the components of the unrealized net gains and (losses) and net interest income (loss) from Linked Transactions included in our consolidated statements of operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Unrealized Net Gain (Loss) and Net Interest Income (Loss) from Linked Transactions	December 31, 2015	December 31, 2014	December 31, 2013
Interest income attributable to MBS underlying Linked Transactions	$—	$4,671	$2,334
Interest expense attributable to linked repurchase agreements underlying Linked Transactions	—	(768)	(534)
Gain on sale of Linked Transactions	—	2,971	—
Change in fair value of Linked Transactions included in earnings	—	3,456	(5,152)
Unrealized net gain (loss) and net interest income (loss) from Linked Transactions	$—	$10,330	$(3,352)

Note 9 -Repurchase Agreements

At December 31, 2015 we had MRAs with 30 counterparties and had $751,924 in outstanding borrowings with 18 of those counterparties. At December 31, 2014 we had MRAs with 30 counterparties and had $1,134,387 in outstanding borrowings with 20 of those counterparties. See Note 8 “Linked Transactions” for additional discussion of Linked Transactions through December 31, 2014.

The following tables represent the contractual repricing and other information regarding our repurchase agreements to finance our MBS purchases at December 31, 2015 and December 31, 2014.

December 31, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$589,680	0.59%	20	4.92%
Non-Agency Securities	129,413	2.02%	48	22.93%
U.S. Treasury Securities	32,831	0.18%	0	0.00%
Total or Weighted Average	$751,924	0.81%	24	8.68%

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

Maturing or Repricing	December 31, 2015	Weighted Average Contractual Rate	December 31, 2014	Weighted Average Contractual Rate
Within 30 days	$565,110	0.68%	$522,855	0.44%
31 days to 60 days	162,882	1.09	289,819	0.41
61 days to 90 days	23,932	2.15	321,713	0.49
Total or Weighted Average	$751,924	0.81%	$1,134,387	0.45%

At December 31, 2015, 8 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties account for approximately 79.02% of our repurchase agreement borrowings outstanding at December 31, 2015. At December 31, 2014, 9 repurchase counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total these counterparties accounted for approximately 68.89% of our repurchase agreement borrowings outstanding at December 31, 2014.

The table below represents information about repurchase agreement counterparties that the amount at risk exceeds 5% of our stockholders' equity at December 31, 2015 and December 31, 2014.

		December 31, 2015			December 31, 2014
Repurchase Agreement Counterparty		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days		Amount at Risk	Weighted Average Maturity of Repurchase Agreements in days
Bank of America-Merrill Lynch		$6,572	27		$7,238	42
BNP Paribas Securities Corp.	(2)	—	0		7,289	14
Credit Suisse First Boston		9,798	35	(2)	2,729	67
Royal Bank of Canada	(1)	14,415	43		11,018	42
UBS AG	(1)	19,375	250	(1)	19,194	615
Wells Fargo Securities		6,021	28	(2)	3,501	20
Total		$56,181			$50,969
(1) Amount at risk exceeds 10% of stockholders' equity.
(2) Amount less than 5%.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 10 -Derivatives

We enter into derivative transactions to manage our interest rate risk exposure. These transactions may include entering into interest rate swap contracts and interest rate swaptions. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments on our Agency Securities which, if not realized, will cause transaction results to differ from expectations. We also utilize forward contracts for the purchase or sale of TBA Agency Securities.

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

TBA Agency Securities are forward contracts for the purchase (“long position” ) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA Agency Securities as a means of hedging against short-term changes in interest rates. We may also enter into TBA Agency Securities as a means of acquiring or disposing of Agency Securities and we may from time to time utilize TBA dollar roll transactions to finance Agency Security purchases.

We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

 The following tables present information about our derivatives at December 31, 2015 and December 31, 2014. We did not have any TBA Agency Securities outstanding at December 31, 2014.

December 31, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (2)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	22	0.55%	$50,000	$228	$—
Interest rate swap contracts	25-36 Months	29	0.92%	50,000	—	(137)
Interest rate swap contract	37-48 Months	46	1.59%	60,000	—	(855)
Interest rate swap contracts	61-72 Months	66	1.95%	100,000	—	(1,722)
Interest rate swap contracts	85-96 Months	91	2.04%	111,250	—	(2,959)
Interest rate swap contracts	121-132 Months	123	2.07%	200,000	—	(2,485)
TBA Agency Securities	—	0	—	40,000	169	—
Total or Weighted Average				$611,250	$397	$(8,158)
(1) See Note 5, “Fair Value of Financial Instruments” for additional discussion.
(2) Notional amount includes $300,000 of forward starting interest rate swap contracts which become effective within 6 months.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	25-36 Months	34	0.55%	$50,000	$611	$—
Interest rate swap contracts	37-48 Months	41	0.92%	50,000	241	—
Interest rate swap contracts	49-60 Months	58	1.59%	60,000	—	(306)
Interest rate swap contracts	85-96 Months	93	1.50%	175,000	4,178	—
Interest rate swap contracts	97-108 Months	100	1.91%	526,250	2,291	(2,297)
Total or Weighted Average		89	1.67%	$861,250	$7,321	$(2,603)
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

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables present information about interest rate swap contracts and TBA Agency Securities and the potential effects of the master netting arrangements if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives at fair value on the accompanying consolidated balance sheets at December 31, 2015.

December 31, 2015		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$228	$(8,158)	$9,539	$1,609
TBA Agency Securities	169	—	—	169
Totals	$397	$(8,158)	$9,539	$1,778

December 31, 2015		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(8,158)	$8,158	$—	$—
Totals	$(8,158)	$8,158	$—	$—

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

We apply trade date accounting. We did not have unsettled purchases or sales of derivatives at December 31, 2015 and December 31, 2014.

The following table represents the location and information regarding our derivatives which are included in total Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

		Income (Loss) Recognized For the Year Ended
Derivatives	Location on consolidated statements of operations	December 31, 2015	December 31, 2014	December 31, 2013
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$(462)	$—	$—
Interest income	Realized loss on derivatives	682	1,060	787
Interest expense	Realized loss on derivatives	(6,578)	(13,646)	(9,457)
Changes in fair value	Unrealized gain (loss) on derivatives	(16,933)	(47,987)	57,738
		$(23,291)	$(60,573)	$49,068
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	—	5,875
Changes in fair value	Unrealized gain (loss) on derivatives	—	(6,884)	10
		$—	$(6,884)	$5,885
TBA Agency Securities
Realized gain	Realized loss on derivatives	425	—	—
Changes in fair value	Unrealized gain (loss) on derivatives	169	—	—
		$594	$—	$—
Totals		$(22,697)	$(67,457)	$54,953

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 11 -Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement, (the “Management Agreement”) see also Note 14, “Related Party Transactions”). The Management Agreement entitles ACM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of (a) 1.5% of gross equity raised (including our initial public offering and private placement equity) up to $1.0 billion plus (b) 1.0% of gross equity raised in excess of $1.0 billion. Gross equity raised was $238,483, $243,101 and $244,410 at December 31, 2015, December 31, 2014 and December 31, 2013. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. ACM is entitled to receive a termination fee from us under certain circumstances. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third parties, principally with ACM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2015, December 31, 2014.

We are not party to any pending, threatened or contemplated litigation.

Note 12 -Stock Based Compensation

Stock Incentive Plan

Our 2012 Stock Incentive Plan (the “Plan”) provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”) to eligible individuals. The maximum number of shares of common stock reserved for the grant of awards under the Plan is equal to 3.0% of the total issued and outstanding shares of common stock (on a fully diluted basis) at the time of the grant of the award (other than any shares of common stock issued or subject to awards made pursuant to the Plan). If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

At December 31, 2015 there were 356 shares reserved for award under the Plan. No awards have been made to date.

Directors Fees

In the first quarter of 2014, we began paying to our non-executive directors a fee payable in cash, common stock, or a combination of cash and stock at the option of the director. The number of shares issued is determined by dividing the chosen U.S. dollar amount of these fees by the closing market price for our stock at the end of each quarter.

Note 13 -Stockholders' Equity

Preferred Stock

At December 31, 2015 and December 31, 2014, we were authorized to issue up to 25,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have not issued any preferred stock to date.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Common Stock

At December 31, 2015 and December 31, 2014, we were authorized to issue up to 250,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 11,866 shares of common stock issued and outstanding at December 31, 2015 and 11,985 issued and outstanding at December 31, 2014.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 3,000 shares of our common stock outstanding (the “Repurchase Program”). On December 14, 2015, the Board changed the authorization to 2,000 shares of our common stock outstanding. Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. At December 31, 2015, there were 1,936 authorized shares remaining under our Repurchase Program.

Dividends

The following table presents our common stock dividend transactions for the year ended December 31, 2015.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.12	$1,438
February 13, 2015	February 27, 2015	$0.12	1,438
March 13, 2015	March 27, 2015	$0.12	1,438
April 15, 2015	April 27, 2015	$0.09	1,079
May 15, 2015	May 27, 2015	$0.09	1,076
June 15, 2015	June 29, 2015	$0.09	1,072
July 15, 2015	July 27, 2015	$0.09	1,073
August 17, 2015	August 27, 2015	$0.09	1,073
September 15, 2015	September 28, 2015	$0.09	1,073
October 15, 2015	October 27, 2015	$0.09	1,073
November 16, 2015	November 27, 2015	$0.09	1,073
December 16, 2015	December 30, 2015	$0.09	1,073
Total dividends paid			$13,979

The following table presents our common stock dividend transactions for the year ended December 31, 2014.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.15	$1,799
February 14, 2014	February 27, 2014	$0.15	1,799
March 17, 2014	March 28, 2014	$0.15	1,799
April 15, 2014	April 29, 2014	$0.15	1,799
May 15, 2014	May 29, 2014	$0.15	1,799
June 16, 2014	June 27, 2014	$0.15	1,800
July 15, 2014	July 30, 2014	$0.15	1,800
August 15, 2014	August 29, 2014	$0.15	1,800
September 15, 2014	September 29, 2014	$0.15	1,800
October 15, 2014	October 30, 2014	$0.15	1,800
November 17, 2014	November 26, 2014	$0.15	1,800
December 15, 2014	December 30, 2014	$0.15	1,805
Total dividends paid			$21,600

The following table presents our common stock dividend transactions for the year ended December 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2013	January 30, 2013	$0.23	$1,725
February 15, 2013	February 27, 2013	$0.23	1,725
March 15, 2013	March 27, 2013	$0.23	1,725
April 15, 2013	April 29, 2013	$0.23	1,725
May 15, 2013	May 30, 2013	$0.23	3,105
June 14, 2013	June 27, 2013	$0.23	3,105
July 15, 2013	July 30, 2013	$0.23	3,105
August 15, 2013	August 29, 2013	$0.23	3,105
September 16, 2013	September 27, 2013	$0.23	3,105
October 15, 2013	October 28, 2013	$0.15	2,025
November 15, 2013	November 27, 2013	$0.15	2,025
December 16, 2013	December 27, 2013	$0.15	1,939
Total dividends paid			$28,414

Equity Capital Raising Activities

The following table presents our equity transactions for the year ended December 31, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Dividend Reinvestment Plan	January 27, 2015 to November 27, 2015	1	$7.57	$8
(1) Weighted average price.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table presents our equity transactions for the year ended December 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Dividend Reinvestment Plan Shares	July 25, 2014 to December 30, 2014	NM	$12.48	NM
Common equity distribution agreements	November 25, 2014 to December 5, 2014	32	$12.61	358
(1) Weighted average price.
NM - Not meaningful

The following table presents our equity transactions for the year ended December 31, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds
Common stock follow-on public offering	May 13, 2013	6,000	$18.93	$113,163
(1) Weighted average price.

Common Stock Repurchases

The following table presents our common stock repurchases for the year ended December 31, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased shares	May 7, 2015 to December 18, 2015	145	$6.97	$(1,009)
(1) Weighted average price.

The following table presents our common stock repurchases for the year ended December 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased shares	December 23, 2014 to December 30, 2014	54	$10.95	$(591)
(1) Weighted average price.

The following table presents our common stock repurchases for the year ended December 31, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased shares	November 26, 2013 to December 30, 2013	1,507	$12.72	$(19,201)
(1) Weighted average price.

Note 14 -Net Loss per Common Share

GAAP requires earnings per share to be computed based on the weighted average number of shares outstanding during the period presented, calculated on a daily basis. Net loss per common share was $(0.02), $(1.81) and $(3.89) based on weighted average shares outstanding of 11,943, 12,000 and 11,257, respectively, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 respectively.

To date, we have not issued any dilutive securities.

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 15 -Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
GAAP Net loss	$(290)	$(21,759)	$(43,774)
Book to tax differences:
Net book to tax differences on Non-Agency Securities and Linked Transactions though December 31, 2014	917	(6,143)	8,006
Net capital losses carried forward	—	—	80,509
Gain on sale of Agency Securities	(5,106)	(8,254)	—
Other than temporary impairment of Agency Securities	—	—	44,278
Amortization of deferred hedging gains (costs)	(1,025)	229	(57,879)
Net premium amortization differences	—	(809)	—
Changes in interest rate contracts	16,801	54,871	(5,875)
Other	3	3	3
Estimated taxable income	$11,300	$18,138	$25,268

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

The aggregate tax basis of our assets and liabilities is less than our Total Stockholders’ Equity at December 31, 2015 by approximately $15,603, or approximately $1.31 per share (based on the 11,866 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $13,979 and $21,600 for the years ended December 31, 2015 and December 31, 2014, respectively. We made dividend payments to stockholders of $28,414 for the year ended December 31, 2013. Our estimated REIT taxable income available to pay dividends was $11,300 and $18,138 for the years ended December 31, 2015 and December 31, 2014 and $25,268 for the year ended December 31, 2013, respectively. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 19.15% in 2015, 16.03% in 2014 and 4.27% in 2013.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 16 -Related Party Transactions

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

     In accordance with the Management Agreement, we incurred $3,546, $3,658 and $3,315 in management fees for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on behalf of us other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we reimbursed ACM $235, $353 and $147, respectively, for expenses incurred on our behalf.

Note 17 -Interest Rate Risk

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

Note 18 -Subsequent Events

On January 27, 2016, a cash dividend of $0.09 per outstanding common share, or $1,068 in the aggregate, was paid to holders of record on January 15, 2016. On February 26, 2016, a cash dividend of $0.09 per outstanding common share, or $1,068 in the aggregate, was paid to holders of record on February 15, 2016. On March 1, 2016, we declared a cash dividend for the month of March 2016 of $0.09 per outstanding share payable on March 28, 2016 to holders of record on March 15, 2016.

In January 2016, the Federal Housing Financing Authority issued a Final Rule revising its regulations governing FHLB bank membership. The Final Rule changes the definition of “insurance company“ to exclude captives, thereby making them ineligible for membership. The Final Rule contains a transition provision to give captives admitted to membership on or after the date of the publication of the proposed rule, which includes LANCE, until February 2017 to terminate its membership in the FHLB Cincinnati.

Under the Final Rule, LANCE is prohibited from taking new advances. LANCE does not currently have an existing advance with FHLB Cincinnati. The Final Rule does not directly affect JAVELIN's MRA agreement or reported repurchase financing with another FHLB.

On March 1, 2016 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with ARMOUR Residential REIT, Inc. (“ARMOUR”) and JMI Acquisition Corp., a newly formed wholly-owned subsidiary of ARMOUR. Pursuant to the Merger Agreement, JMI Acquisition Corporation will commence a tender offer to purchase all of the outstanding common stock of the Company for cash at a price equal to 87% of the Company’s book value per share, as calculated in accordance with the merger agreement, including a reduction of $1.0 million in respect of our transaction expense (the “Tender Offer Price”). The actual dollar price of the Tender Offer Price will be set 10 business days prior to the expiration of the tender offer and the tender offer is subject to the condition that greater than 50% of the total outstanding shares of common stock which are not owned immediately before the expiration of the tender offer by ARMOUR, any of its subsidiaries, or any officers or directors of ARMOUR, or us, are validly tendered and not withdrawn. Upon completion of the tender, JMI Acquisition Corp. will be merged with and into the Company (the “Merger”). Pursuant to the Merger Agreement, any remaining untendered shares of JAVELIN common stock

JAVELIN Mortgage Investment Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

will be converted into the right to receive cash equal to the Tender Offer Price. The Merger Agreement has been approved and the tender offer has been recommended by a unanimous vote of the Board, acting in accordance with a unanimous recommendation by the Special Committee of the Board, consisting of the director of JAVELIN who is not employed by or otherwise affiliated with ARMOUR, ACM or any of their respective subsidiaries. The Merger is subject to customary closing conditions and is expected to close in the second quarter of 2016. The Company expects to terminate the listing of its common stock on the New York Stock Exchange and the registration of its common stock under the Securities and Exchange Act of 1934, as amended, and continue to operate as a private subsidiary of ARMOUR and be managed by ACM.

The Company will be required to reimburse ARMOUR’s documented out-of-pocket expenses, up to $2.0 million, if (1) the Company terminates the Merger Agreement in connection with a superior proposal, or (2) if ARMOUR terminates the Merger Agreement, solely in the event the tender offer is commenced and a majority of shares are not tendered as described above, and (i) the Board, acting upon the recommendation of the Special Committee, withdraws or materially modifies in a manner adverse to the tender offer and Merger, or recommends that the Board withdraw or materially modify in a manner adverse to the tender offer and Merger, the recommendation that the stockholders of the Company tender their shares in response to the tender offer, or (ii) if there is a public statement, for which neither ARMOUR, any subsidiary of ARMOUR or anyone acting on their behalf is responsible, to the effect that the Board, acting upon the recommendation of the Special Committee, intends to withdraw its recommendation or modify it in a manner adverse to the tender offer and Merger and, if requested by ARMOUR, the Company does not within three full business days after the date of the request, with the approval of the Board, acting upon the recommendation of the Special Committee, issue and file with the SEC a public statement denying that that is the case.

Note 19 -Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest income:
Agency Securities, net of amortization of premium	$5,304	$5,172	$4,626	$4,365
Non-Agency Securities, including discount accretion	2,697	3,021	3,389	3,271
Total Interest Income	$8,001	$8,193	$8,015	$7,636
Interest expense	(1,430)	(1,530)	(1,749)	(1,748)
Net Interest Income	$6,571	$6,663	$6,266	$5,888
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss)	4,271	(3)	797	41
Gain (loss) on Non-Agency Securities	2,606	669	(2,127)	(2,142)
Realized loss on derivatives (1)	(2,263)	(1,104)	(703)	(1,863)
Unrealized gain (loss) on derivatives	(15,633)	12,755	(18,925)	5,039
Expenses	(1,737)	(1,751)	(1,836)	(1,769)
Net Income (Loss)	$(6,185)	$17,229	$(16,528)	$5,194
Net income (loss) per common share	$(0.52)	$1.44	$(1.39)	$0.44
Weighted average common shares outstanding	11,985	11,956	11,917	11,913
Common stock dividends declared	$4,315	$3,227	$3,217	$3,220
Common stock dividends declared per share	$0.36	$0.27	$0.27	$0.27
Common Shares of record end of period	11,991	11,917	11,924	11,866
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

Date: March 3, 2016	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)	March 1, 2016
Scott J. Ulm

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President and Co-Vice Chairman (Principal Executive Officer)	March 1, 2016
Jeffrey J. Zimmer

/s/ James R. Mountain	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 2, 2016
James R. Mountain

/s/ Daniel C. Staton	Chairman	March 1, 2016
Daniel C. Staton

/s/ Marc H. Bell	Director	March 1, 2016
Marc H. Bell

/s/ Thomas K. Guba	Director	March 1, 2016
Thomas K. Guba

/s/ Stewart J. Paperin	Director	March 2, 2016
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	March 1, 2016
John P. Hollihan, III

/s/ John C. Chrystal	Director	March 1, 2016
John C. Chrystal

/s/ Robert C. Hain	Director	March 2, 2016
Robert C. Hain