Form 10-K/A
period 2015-12-31
JAVELIN MORTGAGE INVESTMENT CORP.
filed 2016-04-20
CIK 1552890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(772) 617-4340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange *
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
The number of outstanding shares of the Registrant’s common stock as of April 19, 2016 was 1,000, following the Tender Offer and Merger (as defined herein).
* In connection with the Tender Offer and Merger (as defined herein), the Registrant's common stock was delisted from the New York Stock
Exchange on April 7, 2016.

EXPLANATORY NOTE

JAVELIN Mortgage Investment Corp. (“JAVELIN” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2016 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, Item 15 of Part IV of the Original 10-K is amended to include the certifications specified in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information and updates to the cover page, no other changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with the Company's filings with the SEC subsequent to the filing of the Original Form 10-K.

JAVELIN Mortgage Investment Corp. and Subsidiary
TABLE OF CONTENTS

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Recent Developments

On March 1, 2016, JAVELIN Mortgage Investment Corp. entered into an Agreement and Plan of Merger (“Merger Agreement”) with ARMOUR Residential REIT, Inc. (“ARMOUR”) and JMI Acquisition Corporation, previously a wholly-owned subsidiary of ARMOUR. Pursuant to the Merger Agreement, JMI Acquisition Corporation commenced a tender offer (the “Tender Offer”) to purchase all of the outstanding common stock of the JAVELIN for cash at a price $7.18 (the “Tender Offer Price”), without interest and less any applicable withholding taxes. The Tender Offer was subject to the condition that greater than 50% of the total outstanding shares of common stock which were not owned immediately before the expiration of the Tender Offer by JAVELIN, ARMOUR, any of ARMOUR's subsidiaries, or any of ARMOUR's officers or directors, would be validly tendered and not withdrawn (the “Minimum Condition”). Upon completion of the Tender Offer, JMI Acquisition Corp. would be merged with and into JAVELIN (the “Merger”). Pursuant to the Merger Agreement, any remaining untendered shares of JAVELIN common stock were converted into the right to receive cash equal to the Tender Offer Price. On April 1, 2016, the Tender Offer expired with the Minimum Condition having been successfully met. At 4:30 p.m. ET on April 6, 2016 (the “Effective Time”), ARMOUR completed the cash acquisition of JAVELIN for an aggregate of approximately $85.2 million in cash, in which the Merger was effected pursuant to Section 3-106.1 of the Maryland General Corporation Law (the “MGCL”). The MGCL did not require that the Merger be approved by JAVELIN's stockholders. Upon consummation of the Merger, JAVELIN became a wholly-owned, qualified REIT subsidiary of ARMOUR and continues to be managed by ACM, pursuant to a management agreement between JAVELN and ARMOUR Capital Management LP (“ACM”), see Item 13 to this Amendment for a discription of the management agreement and the relationship between JAVELIN and ACM. JAVELIN continues to invest in a leveraged portfolio of agency mortgage-backed securities, non-agency mortgage-backed securities and other mortgage-related investments. As a result of the completion of the Merger, shares of JAVELIN common stock ceased trading on the New York Stock Exchange ("NYSE") before the open of market on April 7, 2016.

Directors

The following individuals served as directors of our board of directors during the fiscal year ended December 31, 2015 and until the Effective Time. Upon the Effective Time, Scott J. Ulm, Jeffrey J. Zimmer and James R. Mountain became the only directors of JAVELIN. Please refer to the biographical information for Mr. Mountain listed below in the section titled “Identification of Executive Officers.” The following is a brief biographical statement for each of the directors listed above.

Name	Age	Positions
Scott J. Ulm	57	Co-Vice Chairman
Jeffrey J. Zimmer	58	Co-Vice Chairman
Daniel C. Staton	63	Non-Executive Chairman
Marc H. Bell	48	Director
John C. Chrystal	58	Independent Director
Thomas K. Guba	65	Lead Independent Director
Robert C. Hain	63	Independent Director
John P. Hollihan, III	66	Independent Director
Stewart J. Paperin	68	Independent Director

Scott J. Ulm was the Co-Chief Executive Officer, Co-Vice Chairman, Chief Investment Officer and Head of Risk Management of JAVELIN from June 2012 until the Effective Time. Since the Effective Time, Mr. Ulm continues to serve as JAVELIN's Co-Chief Executive Officer, President and Director. Mr. Ulm has also been the Co-Chief Executive Officer, Co-Vice Chairman, Chief Investment Officer and Head of Risk Management of ARMOUR since November 2009. Mr. Ulm was a Co-Managing Member of ARMOUR Residential Management, LLC, our external manager (“ARRM”), from March 2008 until December 2014. Since December 2014, Mr. Ulm has been the managing member of the entity that acts as one of the general partners of ACM, the successor to ARRM as our external manager. Mr. Ulm has also served as the Co-Chief Executive Officer of Staton Bell Blank Check LLC, the sub-manager to ACM (“SBBC”), since January 2015. See “Item 13 to this Amendment for more information regarding ACM, ARRM and SBBC. JAVELIN is also externally-managed by ACM. Mr. Ulm is also a Trustee of the Cary Institute of Ecosystems Studies. Mr. Ulm has 28 years of structured finance and debt capital markets experience, including mortgage-backed securities. Mr. Ulm has advised numerous U.S., European, and Asian financial institutions and corporations on balance sheet and capital raising matters. From 2005 to 2009, Mr. Ulm was Chief Executive Officer of Litchfield Capital Holdings. From 1986 to 2005, he held a variety of senior positions at Credit Suisse both in New York and London, including Global Head of Asset-Backed Securities, Head of United States and European Debt Capital Markets and the Global Co-Head of Collateralized Debt Obligations, both cash and synthetic. While at Credit Suisse, Mr. Ulm was responsible for the underwriting and execution of more than $100 billion of mortgage- and asset-backed securities. At Credit Suisse, he was a member of the Fixed Income Operating Committee and the European Investment Banking Operating Committee. Mr. Ulm holds a B.A. summa cum laude from Amherst College, an M.B.A. degree from Yale School of Management and a J.D. degree from Yale Law School.

Jeffrey J. Zimmer was the Co-Chief Executive Officer, Co-Vice Chairman and President of JAVELIN from June 2012 until the Effective Time, and was the Secretary of JAVELIN from June 2012 to March 2014. Since the Effective Time, Mr. Zimmer has continued to serve as JAVELIN's Co-Chief Executive Officer and Director. Mr. Zimmer has also been the Co-Chief Executive Officer, Co-Vice Chairman and President of ARMOUR since November 2009. Mr. Zimmer also served as Chief Financial Officer of ARMOUR from November 2009 to September 2012 and the Secretary of ARMOUR from November 2009 to March 2014. Mr. Zimmer was a Co-Managing Member of ARRM from March 2008 until December 2014. Since December 2014, Mr. Zimmer has been the managing member of the entity that acts as one of the general partners of ACM. Mr. Zimmer has also served as the Co-Chief Executive Officer of SBBC since January 2015. Mr. Zimmer has significant experience in the mortgage-backed securities market over a 31 year period. From September 2003 through March 2008, he was the co-founder and Chief Executive Officer of Bimini Capital Management, Inc., a publicly-traded REIT. From 1990 to 2003, he was a managing Director at RBS/Greenwich Capital in the Mortgage-Backed and Asset-Backed Department where he held various positions that included working closely with some of the nation’s largest mortgage banks, hedge funds and investment management firms on various mortgage-backed securities investments. Mr. Zimmer was employed at Drexel Burnham Lambert in the institutional mortgage-backed sales area from 1984 until 1990. He received his M.B.A. degree in finance from Babson College and a B.A. degree in economics and speech communication from Denison University.

Daniel C. Staton was the Non-Executive Chairman of JAVELIN from June 2012 until the Effective Time. Mr. Staton has also been the Non-Executive Chairman of ARMOUR since November 2009 and was the President, Chief Executive Officer and Director of Enterprise Acquisition Corp., a blank check company formed for the purpose of acquiring an operating business (“Enterprise”), from its inception in 2007 until its merger with ARMOUR in November 2009. Since January 2015, Mr. Staton has indirectly owned a minority limited partnership interest in ACM. Mr. Staton has more than 14 years of experience sourcing private equity and venture capital investments. Mr. Staton also served as Chairman of the Board of Storage Realty Trust from 1997 to 1999, when he led its merger with Public Storage (NYSE: PSA), where he has continued to serve as a Director since the merger. Mr. Staton has served as a Director of Terran Orbital, an aerospace company that designs and manufactures nanosatellites for the U.S. government and military (“Terran Orbital”), since July 2014 and Here Today, a chain of discount retail stores in the Midwest (“Here Today”), since July 2012. Since February 2003, he has been Managing Director of the private equity firm Staton Capital LLC, and also served as the Chairman of the Board of FriendFinder Networks Inc. (“FriendFinder”), an internet-based social networking and multimedia entertainment company, from October 2004 until June 2012. Mr. Staton was a Co-Chairman of the Board of FriendFinder, which went public in May 2011, from July 2012 to December 2013, and a consultant to FriendFinder from October 2012 until December 2013. Under Mr. Staton's leadership as Co-Chairman of the Board, FriendFinder was strategically restructured pursuant to a consensual prepackaged plan of reorganization in federal bankruptcy court effective in 2013. Between 1997 and 2007, Mr. Staton was President of The Walnut Group, a private investment firm, where he served as initial investor and Director of Build-A-Bear Workshop, the initial investor in Deal$: Nothing Over a Dollar (until its sale to Supervalu Inc.), and Director of Skylight Financial. Prior to The Walnut Group, Mr. Staton was General Manager and Partner of Duke Associates from 1981 until its initial public offering in 1993, and then served as Chief Operating Officer and Director of Duke Realty Investments, Inc. (NYSE: DRE) until 1997. Mr. Staton supplements his professional network by co-producing and investing in numerous Broadway musicals as well as with relationships with not-for-profit organizations. Mr. Staton majored in Finance at the University of Missouri and holds a B.S. degree in Specialized Business from Ohio University and a B.S. degree in Business (Management) from California Coast University.

Marc H. Bell was a director of JAVELIN from June 2012 until the Effective Time. Mr. Bell has also been a director of ARMOUR since November 2009 and was the Chairman of the Board of Directors and Treasurer of Enterprise from its inception in 2007 until its merger with ARMOUR in November 2009. Since January 2015, Mr. Bell has indirectly owned a minority limited partnership interest in ACM. He is a co-founder and has been the Chairman of Terran Orbital since its inception in July 2014. Mr. Bell has served as director of Here Today since September 2015. Mr. Bell founded Marc Bell Capital, LLC, an investment firm which invests in diverse industries, including media, entertainment, real estate, technology, Internet and consumer brands, in July 2003. Mr. Bell previously served as the Chief Executive Officer of FriendFinder, which went public in May 2011, from October 2004 to June 2012, the President from October 2004 until March 2012, the Co-Chairman of the Board of FriendFinder from July 2012 to December 2013, a consultant to FriendFinder from October 2012 to December 2013, and its Chief Strategy Officer during 2012. Under Mr. Bell's leadership as Co-Chairman of the Board, FriendFinder was strategically restructured pursuant to a consensual prepackaged plan of reorganization in federal bankruptcy court effective in 2013. Previously, Mr. Bell was the founder and President of Globix Corporation, a full-service commercial Internet Service Provider. Mr. Bell served as Chairman of the Board of Globix Corporation from 1998 to 2003 and Chief Executive Officer from 1998 to 2001. Mr. Bell was also a member of the Board of Directors of EDGAR Online, Inc. (NASDAQ: EDGR), an Internet-based provider of filings made by public companies with the SEC, from 1998 to 2000.  Mr. Bell has also been a co-producer of Broadway musicals, and serves as a member of the Board of Trustees of New York University and Board of Overseers of New York University Langone Medical Center. Mr. Bell is also a member of the Board of Directors of the SOS Children’s Villages, the Boca Raton Police Foundation and the Boca Raton Museum of Arts. Mr. Bell holds a B.S. degree in Accounting from Babson College and an M.S. degree in Real Estate Development from New York University.

John C. Chrystal was a director of JAVELIN from July 2012 until the Effective Time. Mr. Chrystal has been active in domestic and global financial markets for over 25 years, with extensive experience in risk management, structured finance, trading, credit, and derivative products. Mr. Chrystal has been an independent director of The Bancorp, Inc. (NASDAQ: TBBK) and its subsidiary, The Bancorp. Bank, since January 2013 and Morgan Stanley Derivative Products, a specialized derivative product company established by Morgan Stanley, since 2010, and has served as an independent director for funds managed by the Trust for Advised Portfolios, including a long-short credit fund since 2010. Since early 2009, Mr. Chrystal has advised multiple companies concerning restructuring of their credit derivative portfolios, including a successful restructuring of a multi-billion-dollar credit default swap portfolio managed by Primus Asset Management, a subsidiary of Primus Guaranty, Ltd. From 2005 through 2008, Mr. Chrystal was Chief Risk Officer and Head of Structured Products for DiMaio Ahmad Capital, an investment management firm specializing in credit-focused hedge funds and collateralized loan obligation funds. From 1993 through 2005, Mr. Chrystal held several senior positions in London and New York with Credit Suisse, Credit Suisse Financial Products and Credit Suisse Asset Management. These positions included Head of Credit Products Europe, Global Head of Structured Credit Products, and Global Head of CDO’s and Liability Management. Mr. Chrystal served as a member of several risk management and operating committees in both Credit Suisse and Credit Suisse Asset Management. Mr. Chrystal began his Wall Street career in 1985 at Bankers Trust Company, where he focused on derivative product development, including the first credit default swaps, and mortgage-related derivative products. Mr. Chrystal holds an M.B.A. degree in finance from the University of Chicago and a B.S. degree in agricultural business from Iowa State University.

Thomas K. Guba was a director of JAVELIN from June 2012 until the Effective Time and the lead independent director of JAVELIN from March 2014 until the Effective Time. Mr. Guba has been a director of ARMOUR since November 2009 and the lead independent director of ARMOUR since March 2014. Mr. Guba has been the senior executive or head trader of various Wall Street mortgage and government departments in his 37 years in the securities business.  Since 2009, Mr. Guba has been employed by Auriga Securities, USA, performing broker-dealer transactions in mortgage-backed securities. From 2001 through 2008, Mr. Guba was President and Principal of the Winter Group, a fully integrated mortgage platform and money management firm. He was Managing Director of Structured Product Sales at Credit Suisse First Boston from 2000 to 2002, Managing Director and Department Manager of Mortgages and U.S. Treasuries at Donaldson Lufkin Jenrette, which was subsequently purchased by Credit Suisse First Boston, from 1994 to 2000, Executive Vice President and Head of Global Fixed Income at Smith Barney from 1993 to 1994, Managing Director of the Mortgage and U.S. Treasuries Department at Mabon Securities from 1990 to 1993, Senior Vice President and Mortgage Department Manager at Drexel Burnham Lambert from 1984 to 1990, Senior Vice President and Head Mortgage Trader at Paine Webber from 1977 to 1984, and a trader of mortgaged backed securities at Bache & Co. from 1975 to 1977.  Mr. Guba was also a Second Lieutenant, Military Police Corps, in the United States Army from 1972 to 1974.  Mr. Guba holds a B.A. degree in political science from Cornell University and a M.B.A. degree in finance from New York University and serves on the Board of the SIFMA Foundation as a Treasurer.

Robert C. Hain was a director of JAVELIN from June 2012 until the Effective Time. Mr. Hain has been a director of ARMOUR since November 2009. Mr. Hain has been a non-executive director of Bank Leumi (UK) Plc, a majority-owned subsidiary of Bank Leumi Le Israel BM, one of Israel’s largest financial institutions, since 2012. Mr. Hain has been Chairman of City Financial Investment Company Limited ("City Financial") since 2006, a partner at Shadbolt Partners LLP since 2005, and a director of Wittering Limited since 2005 and Kingsway Consultancy Limited since 2007, each of which is engaged in asset management in the United Kingdom and Europe. Mr. Hain is also a director of HomeChoice International Plc (Malta), a retailer of home furnishings to South Africans listed on the Johannesburg Stock Exchange and a director of Sound Diplomacy Holdings Ltd. (London) and a member of the advisory board of The DHX Animation Fund (London). Previously, Mr. Hain was a director of Majorpoint Limited (London) from 2006 to 2014, the Non-Executive Chairman of Dundee Wealth SA (Luxembourg) from 2007 to 2009, a director of Tailwind Financial Inc. (Canada) from 2006 to 2009 and the Vice Chairman of CSS Stellar Holdings Inc. from 2005 to 2006. Mr. Hain was also the Chief Executive Officer of Invesco UK, a prominent British asset manager, from 2002 to 2004, and Chief Executive Officer of AIM Trimark, a Canadian mutual fund company, from 1998 to 2002. Mr. Hain was a member of the Executive Management Committee of Amvescap Plc (now Invesco Ltd.), from 1998 to 2005. Mr. Hain’s career in financial services includes senior executive positions in marketing, private banking and retail financial services in North America and Europe, and has comprised major acquisitions, integrations, and product and service delivery innovations. In addition, Mr. Hain has served on the boards and committees of financial services, business, arts, health and social services organizations at the national and local levels in Toronto, Zurich, Winnipeg, Halifax and London. He holds degrees from the University of Toronto (Innis College) and the University of Oxford (Merton College).

John “Jack” P. Hollihan, III was a director of JAVELIN from June 2012 until the Effective Time.  Mr. Hollihan has been a director of ARMOUR since November 2009. Mr. Hollihan has over 30 years of investment banking and investment experience. Mr. Hollihan has served as the lead independent director of City Financial Investment Company Limited (London) and Executive Chairman of Litchfield Capital Holdings (Florida) since 2005. Mr. Hollihan was a trustee of American Financial Realty Trust (NYSE: AFR) from 2005 until its sale in 2008 and of Recombine LLC from its inception in 2012 until 2014. From 2000 to 2002, Mr. Hollihan was the Head of European Industry Investment Banking for Banc of America Securities (“BAS”), where he was a member of the BAS European Capital Committee and Board, and where he had responsibility for a loan book of $8 billion.  Prior to that, from 1986 to 2000, Mr. Hollihan was Head of Global Project and Asset Based Finance and Leasing at Morgan Stanley and was a member of the Morgan Stanley International Investment Banking Operating Committee. In that capacity, he managed $45 billion in asset based and structured financings and leasing arrangements. Mr. Hollihan holds B.S. (Wharton) and B.A. degrees from the University of Pennsylvania, and a J.D. degree from the University of Virginia School of Law.

Stewart J. Paperin was a director of JAVELIN from June 2012 until the Effective Time. Mr. Paperin has been a director of ARMOUR since November 2009. Mr. Paperin served as a member of Enterprise’s Board of Directors from its inception in July 2007 to its merger with ARMOUR in November 2009. Mr. Paperin served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, from 1996 to 2013, where he oversaw financial, administrative and economic development activities.  From 1996 to July 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and since July 2005 has served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas.  Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services which was controlled by Brooke Group, from 1988 to 1990. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1988 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation (NYSE: PEP) from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin also served as a member of the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE MKT LLC: BTC). Mr. Paperin holds a B.A. degree and an M.S. degree from the State University of New York at Binghamton. He is a member of the Council on Foreign Relations and was awarded an honorary Doctor of Humane Letters by the State University of New York.

Executive Officers

The following is a list of individuals that served as named executive officers of JAVELIN (collectively, the “named executive officers” and individually, each a “named executive officer”) during the fiscal year ended December 31, 2015 and until the Effective Time. Upon the Effective Time, Messrs. Ulm, Zimmer and Mountain became the sole executive officers of JAVELIN. Mr. Ulm became the Co-Chief Executive Officer and President, Mr. Zimmer became the Co-Chief Executive Officer and Mr. Mountain continued as the Chief Financial Officer, Treasurer and Secretary.

Name	Age	Positions
Scott J. Ulm	57	Co-Chief Executive Officer, President, Co-Vice Chairman, Chief Investment Officer and Head of Risk Management
Jeffrey J. Zimmer	58	Co-Chief Executive Officer, Co-Vice Chairman and President
James R. Mountain	56	Chief Financial Officer, Treasurer and Secretary
Mark R. Gruber	40	Chief Operating Officer and Head of Portfolio Management

Please refer to the biographical information for Mr. Ulm and Mr. Zimmer listed above in the section titled “Identification of Directors.”  The biographical information for Mr. Mountain and Mr. Gruber is provided below.

James R. Mountain was the Chief Financial Officer and Treasurer of JAVELIN from September 2012 until the Effective Time and was the Secretary of JAVELIN from March 2014 until the Effective Time. Since the Effective Time, Mr. Mountain has continued to serve as JAVELIN's Chief Financial Officer, Treasurer and Secretary and also as a director. Mr. Mountain has also been the Chief Financial Officer and Treasurer of ARMOUR since September 2012 and the Secretary of ARMOUR since March 2014. Mr. Mountain has also been the Chief Financial Officer of ACM (and its predecessor, ACM) since September 2012. Mr. Mountain has also served as the Chief Financial Officer and Secretary of SBBC since January 2015. Mr. Mountain joined ARMOUR after having spent over 30 years at Deloitte. Mr. Mountain has significant experience in securitization transactions, having been involved in that market since its inception in the mid-1980s, and helped to build Deloitte’s securitization practice. With significant experience in all facets of complex and structured financial transactions, he was also involved in the early development of Deloitte’s global capital markets practice. In these roles, he advised his partners and client on both the buy-side and sell-side of the capital markets, as well as their regulators, regarding the financial reporting, control, valuation, risk management, and strategic aspects of cutting-edge financial transactions. Mr. Mountain also previously served as a partner in Deloitte’s national office, where he supervised the review and consultation process relating to securities offerings by banks, thrifts, securities deals, insurance companies, and investment companies.  Mr. Mountain is the Chair of the Financial Management Committee of the Mortgage Bankers Association and an ex officio member of the Association’s Residential Board of Governors. Mr. Mountain earned his Bachelor of Arts degrees in accounting and in economics from the University of Montana, as well as a Master of Business Administration from the University of California, Berkeley. He is a Certified Public Accountant and a member of the American Accounting Association and the American Institute of Certified Public Accountants. Mr. Mountain is a Trustee of the University of Montana Foundation and previously chaired the Foundation’s investment committee and its audit and finance committee.

Mark Gruber served as the Chief Operating Officer of JAVELIN from September 2013 until the Effective Time and its Head of Portfolio Management from October 2012 until the Effective Time. Mr. Gruber has also been the Chief Operating Officer of ARMOUR since September 2013 and the Head of Portfolio Management since June 2010. Mr. Gruber has also been the Head of Portfolio Management of ACM (and its predecessor, ARRM) since June 2010 and its Chief Operating Officer since September 2013. Mr. Gruber has also served as the Chief Operating Officer and Head of Portfolio Management of SBBC since January 2015. From April 2008 until joining ACM in June 2010, Mr. Gruber managed a $1.1 billion mortgage portfolio for Penn Mutual Life Insurance. From June 2005 to March 2008, Mr. Gruber was Vice-President of Research and Trading at Bimini Capital Management, Inc., a publicly traded REIT that managed $4 billion in agency mortgage assets. Mr. Gruber previously worked for Lockheed Martin at the Knolls Atomic Power Laboratory where he was an engineer for the Naval Nuclear Propulsion Program. Mr. Gruber holds an M.B.A. with University Honors from the Tepper School of Business at Carnegie Mellon, an M.S. degree in Mechanical and Aerospace Engineering from the University of Virginia, and a B.S. degree in Mechanical Engineering with High Honors from Lehigh University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2015, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with, except for one Form 4 report filed by John Chrystal on July 2, 2015.

Certain Corporate Governance in Effect Prior to the Merger

Prior to the Merger, we had in effect various policies, guidelines and prohibitions designed to align the interests of the Board and management with those of our stockholders:

•	Majority voting and director resignation policy

•	Minimum stock ownership guidelines applicable to our executive officers and directors

•	Stock retention policies for our executive officers and directors

•	Stock hedging prohibition for our directors, officers and employees

•	Eliminating pledging of our stock by directors and officers in the future

Majority Voting for Directors and Director Resignation Policy

Our Amended and Restated Bylaws (the "Bylaws") provide that a director nominee will be elected by receiving the affirmative vote of the majority of votes cast on the election of such nominee on a per nominee basis in an uncontested election (which occurs when the number of director nominees is the same as the number of directors elected). The Bylaws further provide that any director nominee who is an incumbent director but who is not elected by the vote required in the Bylaws, and with respect to whom no successor has been elected, shall promptly tender his or her offer to resign to our Board for its consideration following certification of the stockholder vote. Within 90 days following certification of the stockholder vote, our Nominating and Corporate Governance Committee shall consider the tendered resignation offer and make a recommendation to our Board whether or not to accept such offer, and our Board shall act on the Nominating and Corporate Committee's recommendation. In determining whether to accept the resignation, our Nominating and Corporate Governance Committee and Board may consider any factors they deem relevant in deciding whether to accept a director's resignation, including, among other things, whether accepting the resignation of such director would cause the Company to fail to meet any applicable stock exchange or SEC rules or requirements. Thereafter, our Board shall promptly and publicly disclose its decision-making process regarding whether to accept the director's resignation offer or the reasons for rejecting the resignation offer, if applicable, on a Form 8-K. A director who tenders his or her resignation shall not participate in the Nominating and Corporate Governance Committee's recommendation or our Board's action regarding whether to accept such resignation offer. If our Board does not accept the director's resignation, the director will continue to serve until the next annual meeting of stockholders and until the director's successor is duly elected and qualified or until the director's earlier resignation as provided for in the Bylaws or removal as provided for by the MGCL.

In a contested election, the director nominees who receive a plurality of votes cast will be elected as directors. Under the plurality standard, the number of persons equal to the number of vacancies to be filled who receive more votes than the other nominees are elected to our Board, regardless of whether or not they receive a majority of the votes cast.

Director and Executive Officer Minimum Stock Ownership and Retention Guidelines

We adopted a policy designed to ensure that directors and executive officers attain and maintain meaningful levels of stock ownership over time to better align their interests with the interests of JAVELIN's stockholders. We established stock ownership targets for non-executive directors to own shares with a basis equal to a minimum of three times their annual base cash retainer (currently $40,000), or $120,000. The targets for each of our Co-Chief Executive Officers, our Chief Financial Officer and Chief Operating Officer were $500,000, $250,000 and $200,000, respectively. Target ownership levels were to be achieved within five years or less and all JAVELIN shares received as compensation (on an after tax basis) were to be retained until the individual’s share ownership targets are met.
Policy Prohibiting Hedging and Future Pledging

We also adopted a policy prohibiting the hedging and future pledging of our securities, which applied to all officers and directors of the Company and provided that such individuals were prohibited from (i) engaging in any hedging transactions (including short-selling, options, puts, and calls, as well as derivatives such as swaps, forwards, and futures transactions) with respect to securities of the Company, and (ii) making or maintaining any pledges of securities of the Company or otherwise holding securities of the Company in a margin account, except with respect to any securities that were already pledged as of the date of adoption of the policy.

Audit Committee

Prior to the Effective Time, the members of our Audit Committee were Mr. Paperin, Mr. Hain and Mr. Hollihan. Mr. Paperin chaired our Audit Committee. The Audit Committee was responsible for, among other things:

•	engaging independent certified public accountants;

•	reviewing with the independent certified public accountants the plans and results of the audit engagement;

•	approving professional services provided by the independent certified public accountants;

•	reviewing the independence of the independent certified public accountants;

•	considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls;

•	reviewing and approving the Company's related party transactions; and

•	preparing Audit Committee reports.

Financial Experts on Audit Committee

The Audit Committee was at all times composed exclusively of “independent directors” who were “financially literate” as defined by the NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, a listed company must certify to the NYSE that the committee will have at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our Board of Directors determined that Mr. Paperin satisfied the definition of financial sophistication and also qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all our directors and officers. We do not have any employees. The code of business conduct and ethics is available at our website at www.javelinreit.com under “Governance Documents.”

Item 11. Executive Compensation

EXECUTIVE OFFICER COMPENSATION
Compensation Discussion and Analysis

This compensation discussion and analysis describes our compensation objectives and policies in relation to compensation received by our named executive officers for the year ended December 31, 2015, which consist of Scott J. Ulm, our Co-Chief Executive Officer, Co-Vice Chairman, Chief Investment Officer and Head of Risk Management, Jeffrey J. Zimmer, our Co-Chief Executive Officer, Co-Vice Chairman and President, James R. Mountain, our Chief Financial Officer, Treasurer and Secretary, and Mark Gruber, our Chief Operating Officer and Head of Portfolio Management.

We, through our Management Agreement (as defined below) and our equity compensation program, seek to attract, motivate and retain top quality senior executives who are committed to our core values of stockholder value, prudent risk-taking and integrity. The Board of Directors acknowledges that the REIT and mortgage investment industry is highly competitive and that experienced professionals have significant career mobility. We compete for executive talent with a large number of REIT companies, funds, financial institutions and specialty finance companies, some of which are privately owned and some of which have significantly larger market capitalization than we do. We are a specialized company in a highly competitive industry and our ability to attract, retain and reward our named executive officers and other key employees is essential to maintaining our competitive position in the real estate finance industry.

We are managed by ACM pursuant to the Management Agreement (as defined below). We do not have any employees whom we compensate directly with salaries or other compensation. Our executive officers and other key professionals are employees of ACM and are compensated by ACM for their services to us. Certain of our named executive officers also hold an ownership interest in ACM. See the section titled, “Certain Relationships and Related Party Transactions” below for a further description of the Management Agreement and the relationship between ACM and JAVELIN.

Our named executive officers’ compensation was derived from the management fees we paid to ACM, pursuant to the terms of the management agreement between JAVELIN and ACM. See the section titled, “Certain Relationships and Related Party Transactions” below for a further description of the Management Agreement (as defined therein), the relationship between ACM and JAVELIN and the management fees that we pay to ACM, and which ACM pays to our named executive officers.

We did not compensate our named executive officers in 2015 through our equity compensation program based on JAVELIN's 2014 performance and we did not make any equity-based compensation awards in 2016, based on JAVELIN's 2015 performance.

The Board of Directors is committed to the ongoing review and evaluation of our executive officer compensation levels and program. We adopted a policy designed to ensure that executive officers attain and maintain meaningful levels of stock ownership over time to better align their interests with the interests of JAVELIN's stockholders. We established stock ownership targets for each of our Co-Chief Executive Officers, our Chief Financial Officer and Chief Operating Officer to beneficially own JAVELIN common shares with a basis equal to a minimum of $500,000, $250,000 and $200,000, respectively. Target ownership levels were to be achieved within five years or less. We also adopted a policy for our executive officers that all JAVELIN shares received as compensation (on an after tax basis) were to be retained until the individual’s share ownership targets were met.

We also adopted a policy prohibiting the hedging and future pledging of our securities by our officers, which provided that such individuals are prohibited from (i) engaging in any hedging transactions (including short-selling, options, puts, and calls, as well as derivatives such as swaps, forwards, and futures transactions) with respect to securities of the Company, and (ii) making or maintaining any pledges of securities of the Company or otherwise holding securities of the Company in a margin account, except with respect to any securities that were already pledged as of the date of adoption of the policy.

It is the Board of Directors view that compensation decisions are best made after a deliberate review of company and individual performance, as well as mortgage REIT industry compensation levels, within the risk parameters established by management and the Board of Directors. Consistent with this view, the Board of Directors periodically assesses our performance within the context of the mortgage REIT industry’s overall performance and internal performance standards and evaluates individual executive officer performance relative to the performance expectations for their respective position.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2015, Messrs. Hollihan, Guba and Paperin served as the members of the Compensation Committee. Each of the members of the Compensation Committee was an independent director as required under NYSE listing standards. No member of the Compensation Committee was a current or former officer or employee of ours or any of our subsidiaries. There were no transactions during the 2015 fiscal year between us and any of the directors who served as members of the Compensation Committee for any part of the 2015 fiscal year that would require disclosure by us under the SEC's rules requiring disclosure of certain relationships and related-party transactions.

Director Compensation

During 2015, we paid our non-executive directors an annual fee of $80,000; 50%, or $40,000 of this fee, was payable in cash and 50%, or $40,000 of this fee, was payable in common stock, cash, or a combination of stock and cash (e.g. to cover estimated income taxes) at the option of the director. In 2015, we paid an annual fee to Mr. Paperin as our Audit Committee Chairman of $35,000, payable in cash, and paid our non-executive chairman, Mr. Staton, and our lead independent director, Mr. Guba, an annual fee of $35,000 each, payable in cash, and paid an annual fee of $25,000, payable in cash, each to Mr. Hollihan as our Compensation Committee chairman and Mr. Hain as our Nominating and Corporate Governance Committee chairman for the additional Board responsibilities associated with the roles. On December 14, 2015, we elected to reduce non-management director fees to $75,000 per person per annum. In addition, Messrs. Guba, Paperin, Hollihan and Hain, our Lead Independent Director and the Chairs of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively, agreed to voluntarily rebate to JAVELIN their fees received in those capacities, effective December 14, 2015, and Messrs. Staton and Bell voluntarily agreed to rebate to JAVELIN their director fees, effective December 14, 2015. We did not make any changes to the annual directors' fees in 2016.

The Compensation Committee was committed to the ongoing review and evaluation of our non-executive directors compensation levels and program. We adopted a policy designed to ensure that non-executive directors attain and maintain meaningful levels of stock ownership over time to better align their interests with the interests of JAVELIN's stockholders. We established stock ownership targets for non-executive directors to beneficially own shares with a basis equal to a minimum of three times their annual base cash retainer (currently $40,000), or $120,000. Target ownership levels were to be achieved within five years or less and all JAVELIN shares received as compensation (on an after tax basis) were to be retained until the individual’s share ownership targets were met.

We also adopted a policy prohibiting the hedging and future pledging of our securities by our directors that provided that such individuals were prohibited from (i) engaging in any hedging transactions (including short-selling, options, puts, and calls, as well as derivatives such as swaps, forwards, and futures transactions) with respect to securities of the Company, and (ii) making or maintaining any pledges of securities of the Company or otherwise holding securities of the Company in a margin account, except with respect to any securities that were already pledged as of the date of adoption of the policy.

Although we adopted our 2012 Equity Incentive Plan for the purpose of making grants of equity-based compensation awards to certain of our directors and other eligible individuals, we have not compensated any members of our Board of Directors with any equity-based awards since our incorporation. The stock awards listed in the Director Compensation table below represent stock issued to our non-employee directors in connection with the annual directors' fees payable in common stock, cash or a combination of common stock and cash at their option described above.

We do not have, and we do not currently intend to adopt, any plans or programs for our directors that provide for pension benefits or the deferral of compensation.

Any member of our Board of Directors who is also an officer or employee of JAVELIN or its affiliates does not receive any compensation from us for serving on our Board of Directors.

The following table summarizes the compensation that we paid to our non-executive directors in 2015.

2015 Director Compensation Table

Name	Fees Earned or Paid in Cash	Fees Earned or Paid in Stock (1)	Total
Daniel C. Staton	$56,250	$35,208	$91,458
Marc H. Bell	$46,667	$20,000	$66,667
John C. Chrystal	$29,792	$40,000	$69,792
Thomas K. Guba	$84,583	$10,000	$94,583
Robert C. Hain	$71,500	$16,000	$87,500
John P. Hollihan, III	$63,500	$24,000	$87,500
Stewart J. Paperin	$70,583	$24,000	$94,583
(1) Includes up to $40,000 payable in stock, cash, or a combination of stock and cash at the option of the director, to each of our non-executive directors. Certain of our non-executive directors elected to receive a portion of their stock-based Board fees in cash to cover estimated income taxes. Shares were distributed quarterly with the actual number of shares being based on the reported closing trade price of JAVELIN common stock on the NYSE at the end of each quarter.

During 2015, the Compensation Committee was comprised of Messrs. Hollihan, Guba and Paperin. After the Merger, the Board fulfills the duties and responsibilities of the Compensation Committee.

COMPENSATION COMMITTEE REPORT
In accordance with the powers and duties of the Board of Directors, the Board of Directors hereby reports the following:

1.
The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K set forth elsewhere in this Amendment No. 1 for the year ended December 31, 2015 ("Amendment") to JAVELIN's Annual Report of Form 10-K; and

2.	Based on the review and discussion referred to in the preceding paragraph, the Board of Directors approved and authorized that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Board of Directors:

Scott J. Ulm (Chairman)
Jeffrey J. Zimmer
James R. Mountain

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
At the Effective Time, any remaining untendered issued and outstanding share of JAVELIN common stock were converted into the right to receive cash equal to the Tender Offer Price.

The following table sets forth information regarding the beneficial ownership of our common stock as of the Effective Time by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

As of the Effective Time, we had 1,000 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Officers and Directors
Scott J. Ulm	0		—%
Jeffrey J. Zimmer	0		—%
James R. Mountain	0		—%
All directors and executive officers as a group (3 individuals)	0		—%

Five Percent Holders:
ARMOUR Residential REIT, Inc.	1,000	(2)	100.00%
(1) Unless otherwise noted, the business address of each of the following is 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963.
(2) Represents shares acquired pursuant to the Merger.

Equity Compensation Plan Information Table

The following information is with respect to our 2012 Stock Incentive Plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	—	—	356,001
Equity Compensation Plans not Approved by Stockholders	—	—	—
Total	—	—	356,001

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Prior to the delisting of our common stock from the NYSE on April 7, 2016, we adhered to the rules of the NYSE in determining whether a director was independent.  The NYSE required that a majority of our Board of Directors be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board of Directors affirmatively determined that Ms. Downey and Messrs. Guba, Hain, Hollihan and Paperin were independent directors.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Management Agreement

On October 5, 2012, we entered into a management agreement with ARRM as amended from time to time, the "Management Agreement", which requires ACM, the successor to ARRM, to manage our business affairs in conformity with certain restrictions contained in the management agreement, including any material operating policies adopted by us.

Pursuant to the terms of the Management Agreement, ACM is responsible for (i) advising us with respect to, arranging for, and managing the acquisition, financing, management and disposition of, our investments, (ii) evaluating the duration risk and prepayment risk of our investments and arranging borrowing and hedging strategies, and (iii) coordinating our capital raising activities. In conducting these activities, ACM advises us on the formulation of, and implementation of, our operating strategies and policies, arranges our acquisition of assets, monitors the performance of our assets, arranges for various types of financing and hedging strategies, and provides administrative and managerial services in connection with our day-to-day operations, as may be required from time to time for management of our assets. In addition, ACM provides us with executive personnel along with administrative personnel, office space, and other appropriate services required in rendering ACM’s management services to us.

Pursuant to the Management Agreement, ACM is entitled to receive a monthly management fee equal to 1/12th of (a) 1.5% of Gross Equity Raised (as defined below) up to $1 billion and (b) 1.0% of Gross Equity Raised in excess of $1 billion. Pursuant to the Management Agreement, “Gross Equity Raised” is defined as an amount in dollars calculated as of the date of determination that is equal to (a) the initial equity capital of JAVELIN which followed our initial public offering and our concurrent private placement, plus (b) equity capital raised in public or private issuances of JAVELIN’s equity securities (calculated before underwriting fees and distribution expenses, if any are payable by us), less (c) capital returned to the stockholders of JAVELIN (which includes (i) the purchase price of equity securities we repurchase, and (ii) dividends we pay to the extent that such dividends are deemed a return of capital for tax purposes), as adjusted to exclude (d) one-time charges pursuant to changes in generally accepted accounting principles ("GAAP") and certain non-cash charges after discussion between ACM and the Board of Directors and approved by a majority of the Board of Directors. The $85.2 purchase price in the Merger was treated as a reduction of Gross Equity Raised, effective upon the consummation of the Merger.

The Management Agreement has an initial term of five years. Following the initial term, the Management Agreement will automatically renew for successive one-year renewal terms unless we give notice to ACM of our intent not to renew the agreement 180 days prior to the expiration of the initial term or any renewal term, as applicable, and unless ACM gives us notice of its intent not to renew the agreement 180 days prior to the expiration of the initial term or any renewal term, as applicable.

On March 5, 2014, we entered into a first amended and restated management agreement with ARRM. The purpose of the first amended and restated management agreement was to clarify, among other things, that (i) Gross Equity Raised excludes: (a) the value of securities we repurchase, and (b) dividends we pay to the extent that such dividends are deemed a return of capital for tax purposes; (ii) a Corporate Event, as defined in the first amended and restated management agreement, will be deemed a termination without cause, entitling ACM to a termination fee, as described below, if such a Corporate Event occurs during the term of the first amended and restated management agreement; and (iii) upon a termination of the first amended and restated management agreement by us without Cause, as defined in the first amended and restated management agreement, the first amended and restated management agreement provides that we shall pay ACM a termination fee equal to the greater of (a) the management fee as calculated immediately prior to the effective date of the termination of the first amended and restated management agreement for the remainder of the then current term, or (b) three times the management fee paid to ACM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination.

On December 19, 2014, ARRM was converted into a Delaware limited partnership and changed its name to "ARMOUR Capital Management LP" ("ACM") under Delaware law, which resulted in ACM becoming the successor to ARRM as our manager in connection with the conversion and name change. Effective January 1, 2015, entities owned by Messrs. Staton and Bell became owners, collectively, of 25% of the limited partnership interests in ACM and SBBC became 99% owned by ACM, pursuant to a contribution agreement dated October 31, 2014.

On February 23, 2015, we entered into a second amended and restated management Agreement with ACM. The purpose of the second amended and restated management agreement was to reflect ACM's succession under Delaware law to ARRM as our manager.

We may not terminate the first amended and restated management agreement during the initial term, except for cause, or in connection with a Corporate Event, as defined in the first amended and restated management agreement. Also, in the event of a termination without Cause, ACM is obligated to pay a termination fee to SBBC under the Sub-Management Agreement (see discussion of SBBC and the Sub-Management Agreement in the following section).

We rely on the facilities and resources of ACM to conduct our operations. Costs and expenses incurred by ACM on behalf of us or our subsidiaries are reimbursed to ACM in cash on a monthly basis. Costs and expense reimbursement to ACM are subject to adjustment at the end of each calendar year in connection with our annual audit.

The monthly management fee shall never be less than 1/12th of $900,000, unless ACM determines it will accept less than that amount. Payment of the management fee will not be affected by impairment to assets acquired. We do not pay ACM any incentive fees.

ACM uses the proceeds from its management fee in part to pay compensation to its officers and personnel, including those that provide services to JAVELIN. We do not directly compensate our named executive officers with salaries or other cash compensation. The Management Agreement limits our role in compensating our named executive officers to granting equity compensation. The Management Agreement makes ACM solely responsible for determining and paying all employee expenses, including salaries, bonuses, wages, payroll taxes and benefits for our named executive officers and other ACM employees that provide services to us. We are not entitled under the Management Agreement or otherwise to review or approve compensation decisions made by ACM or how ACM compensates our named executive officers. ACM does not consult with us or disclose to us any determinations made regarding the compensation of our named executive officers, including how much such officers are paid. This is due to, among other things, our lack of ownership in ACM and the fact that ACM conducts, and our named executive officers may participate in, business unrelated to us. Notwithstanding the fact that we do not pay cash compensation to our named executive officers, our Board of Directors may award equity compensation to ACM personnel, in addition to the management fees we pay ACM. These compensation-related provisions date to the original Management Agreement from our inception in 2012. In making the determination of whether or not to award equity compensation, our Board of Directors takes into account, among other things, the management fees we pay to ACM and individual and company performance, both on an absolute basis and relative to our peers.

None of our named executive officers and other ACM employees have been awarded stock-based incentive compensation for performance since our inception in 2012. Cash compensation earned by each named executive officer was derived solely from the management fees JAVELIN paid to ACM, pursuant to the terms of the Management Agreement. During the year ended December 31, 2015, we incurred approximately $3.5 million in management fees and $0.2 million in reimbursable expenses under the Management Agreement. As previously disclosed, ACM agreed to voluntarily rebate to JAVELIN a portion of the management fee payable by JAVELIN to ACM under the JAVELIN Management Agreement, effective December 14, 2015. ACM has notified JAVELIN of its intention to discontinue this rebate effective upon the consummation of the Merger. Certain named executive officers hold limited partnership interests in ACM and, as a result, annual cash compensation is paid, if any, by ACM to those named executive officers in whole or part as partnership distributions. Such partnership distributions fluctuate each year based on the net operating cash flow of ACM.

Sub-Management Agreement

JAVELIN and ARRM entered into a sub-management agreement on October 5, 2012 with SBBC (as amended from time to time, the "Sub-Management Agreement"). Pursuant to the Sub-Management Agreement, SBBC provides the following services to support ACM's performance of services to us under the Management Agreement, in each case upon reasonable request by ACM: (i) serving as a consultant to ACM with respect to the periodic review of our investment guidelines; (ii) identifying for ACM potential new lines of business and investment opportunities for us; (iii) identifying for and advising ACM with respect to selection of independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services as may be required relating to our investments; (iv) advising ACM with respect to our stockholder and public relations matters; (v) advising and assisting ACM with respect to our capital structure and capital raising; and (vi) advising ACM on negotiating agreements relating to programs established by the U.S. government. In exchange for such services, ACM pays SBBC a monthly retainer of $115,000 and a sub-management fee of 25% of the net management fee earned by ACM under the Management Agreement. The Sub-Management Agreement continues in effect until it is terminated in accordance with its terms. SBBC is also the sub-manager of ARMOUR and provides ACM the services described above in connection with ACM’s management of ARMOUR.

On February 23, 2015, we entered into a first amended and restated sub-management agreement with SBBC for the purpose of reflecting ACM's succession under Delaware law to ARRM as our manager and to revise certain terms and conditions in the Sub-Management Agreement that became inapplicable as a result of SBBC becoming 99% owned by ACM.

ACM paid an aggregate of approximately $1.7 million of its management fees to SBBC in the form of sub-management fees for services provided to us during 2015.

Acquisition of JAVELIN Mortgage Investment Corp.

On March 1, 2016, JAVELIN Mortgage Investment Corp. entered into the Merger Agreement. Messrs. Ulm, Zimmer, Mountain and Gruber, our executive officers prior to the Effective Time, served as the executive officers of ARMOUR and Messrs. Ulm, Zimmer and Mountain continue to serve as the sole executive officers and directors of JAVELIN. Also, eight of our nine directors prior to the Effective Time, which were Messrs. Bell, Guba, Hain, Hollihan, Paperin, Staton, Ulm and Zimmer, also serve as the directors of ARMOUR. Pursuant to the Merger Agreement, JMI Acquisition Corporation commenced the Tender Offer to purchase all of the outstanding common stock of the JAVELIN for cash at the Tender Offer Price of $7.18, without interest and less any applicable withholding taxes. The Tender Offer was subject to the Minimum Condition. Upon completion of the Tender Offer, JMI Acquisition Corp. would be merged with and into the JAVELIN. Pursuant to the Merger Agreement, any remaining untendered shares of JAVELIN common stock were converted into the right to receive cash equal to the Tender Offer Price. On April 1, 2016, the Tender Offer expired with the Minimum Condition having been successfully met. On April 6, 2016, at the Effective Time, ARMOUR completed the cash acquisition of JAVELIN for an aggregate of approximately $85.2 million in cash, in which the Merger was effected pursuant to Section 3-106.1 of the MGCL. The MGCL did not require that the Merger be approved by JAVELIN's stockholders.

“JAVELIN Mortgage Investment Corp.” and “ARMOUR Residential Management, LLC” License Agreement

We entered into a license agreement with ARRM on October 5, 2012 pursuant to which ARRM granted us non-exclusive, royalty free licenses to use the names “JAVELIN Mortgage Investment Corp.” and “ARMOUR Residential Management, LLC” and the Internet address www.javelinreit.com. Other than with respect to these licenses, we have no legal right to use the “JAVELIN Mortgage Investment Corp.” and “ARMOUR Residential Management, LLC” names or the JAVELIN website. In the event the management agreement is terminated, we would be required to change our Internet address and name and eliminate all use of or reference to “JAVELIN Mortgage Investment Corp.” and “ARMOUR Residential Management, LLC.”

Review, Approval or Ratification of Transactions with Related Persons

We intend to insure that all transactions between us and any of our officers and directors or their respective affiliates, or principal stockholders, including loans by our officers and directors, are on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. As set forth in the Audit Committee Charter in effect prior to the Effective Time. Such transactions or loans, including any forgiveness of loans, require prior approval by our Audit Committee, or a majority of our disinterested independent directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We do not enter into any such transaction unless our Audit Committee or disinterested directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14. Principal Accounting Fees and Services

Deloitte served as our independent registered public accountants for the years ended December 31, 2015 and December 31, 2014. Prior to the Effective Time, the Audit Committee was responsible for the appointment, oversight and termination of our independent registered certified public accountants.

Fees Paid to Independent Registered Certified Public Accountants

The following tables set forth the aggregate fees billed to JAVELIN by Deloitte during the years ended December 31, 2015, and December 31, 2014:

Audit-Related Fees

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$365,000	$355,000
Audit-Related Fees	—	125,000
Tax Fees	105,180	74,992
All Other Fees	4,207	—
Total	$474,387	$554,992

Audit Fees.“Audit Fees” consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. For example, audit fees included fees for professional services rendered in connection with quarterly and annual reports, and the issuance of consents by our independent auditors to be named in our registration statements and to the use of their audit report in the registration statements.

Audit-Related Fees. “Audit-Related Fees” consist of fees for products and services other than services described under “Audit Fees” and “Tax Fees.”

Tax Fees. “Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring. Deloitte provided federal and state tax return preparation services during 2015 and 2014.

All Other Fees. “All Other Fees” consist of reimbursable expenses incurred in connection with audit and tax engagements.

Audit Committee Pre-Approvals of Audit, Audit-Related, Tax and Permissible Non-Audit Services

In connection with its audit of our financial statements for the years ended December 31, 2015 and December 31, 2014, we had no disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

The Audit Committee periodically approved the provision of various audit, audit-related, tax and other permissible non-audit services by Deloitte. All of the services provided by Deloitte in 2015 and 2014 were approved by our Audit Committee pursuant to these procedures.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

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

23.1	Consent of Deloitte & Touche LLP. ***
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
31.3	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.**
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.**
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.**

101.INS	XBRL Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***
* Filed herewith.
** Furnished herewith.
*** Previously filed with JAVELIN's Annual Report of Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2016	JAVELIN Mortgage Investment Corp.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, President and Director (Principal Executive Officer)	April 20, 2016
Scott J. Ulm

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2016
Jeffrey J. Zimmer

/s/ James R. Mountain	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	April 20, 2016
James R. Mountain